Form 10QSB
period 1995-06-30
ANGELES INCOME PROPERTIES LTD IV
filed 1995-08-11
CIK 763049

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549

                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-14283


                          ANGELES INCOME PROPERTIES LTD. IV
          (Exact name of small business issuer as specified in its charter)


               California                                        95-3974194
      (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                        Identification No.)


      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000

      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                 ANGELES INCOME PROPERTIES. LTD. IV

                       CONSOLIDATED BALANCE SHEET
                             (Unaudited)

                           June 30, 1995


       Assets
            Cash:

                  Unrestricted                                                        $  2,901,850

                  Restricted--tenant security deposits                                       7,589
            Accounts receivable, net of an allowance
                  of $73,120                                                               244,130

            Escrow deposits for taxes                                                      116,178

            Other assets                                                                 2,020,461

            Investment properties:
                  Land                                           $  2,707,811

                  Buildings and related personal
                        property                                   19,847,312

                                                                   22,555,123

                  Less accumulated depreciation                    (9,897,536)          12,657,587
                                                                                      $ 17,947,795

            Liabilities and Partners' Deficit


            Liabilities

                  Accounts payable                                                    $     39,465
                  Tenant security deposits                                                   7,589

                  Accrued taxes                                                             69,496

                  Other liabilities                                                        212,507

                  Mortgage note payable                                                 14,612,020

                  Equity interest in net liabilities of
                        joint ventures                                                  16,365,741


            Partners' Deficit
                  General partner                                $ (1,406,160)

                  Limited partners (131,760
                        units issued and outstanding)             (11,952,863)        (13,359,023)
                                                                                     $ 17,947,795

             See Accompanying Notes to Consolidated Financial Statements

b)                 ANGELES INCOME PROPERTIES, LTD. IV

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                    1995          1994          1995           1994
Revenues:
     Rental income             $   811,400    $  741,385    $ 1,723,809    $ 1,613,661

     Other income                   65,246         7,839         73,512         24,041

         Total revenue             876,646       749,224      1,797,321      1,637,702
Expenses:

     Operating                     209,206       210,810        423,093        491,959

     General and
         administrative            106,891       201,786        214,028        424,256

     Property management fees       42,485        45,812         74,892         78,640

     Maintenance                    85,364        92,277        166,184        143,838

     Depreciation                  276,023       279,560        551,744        558,829

     Amortization                   17,652        21,754         36,360         36,577

     Interest                      372,119       376,974        745,906        756,446

     Property taxes                 53,762        55,834        106,834        110,617

     Bad debt expense               27,805        54,859         55,010         54,859

     Bad debt recovery          (1,961,437)         --       (1,961,437)         --

     Tenant reimbursements        (246,134)     (221,330)      (406,676)      (578,559)
         Total expenses         (1,016,264)    1,118,336          5,938      2,077,462

     Income (loss) before
     equity in income (loss)
         of joint ventures       1,892,910      (369,112)     1,791,383       (439,760)

     Equity in income (loss)
         of joint ventures         300,994      (493,869)      (208,173)    (1,232,766)

     Net income (loss)         $ 2,193,904    $ (862,981)   $ 1,583,210    $(1,672,526)

Net income (loss) allocated
    to general partners (2%)   $    43,878    $  (17,260)   $    31,664    $   (33,451)

Net income (loss) allocated
    to limited partners (98%)    2,150,026      (845,721)     1,551,546     (1,639,075)

    Net income (loss)          $ 2,193,904    $ (862,981)   $ 1,583,210    $(1,672,526)

Net income (loss) per
    limited partnership unit   $     16.32    $    (6.42)   $     11.78    $    (12.44)

             See Accompanying Notes to Consolidated Financial Statements

c)                 ANGELES INCOME PROPERTIES, LTD. IV

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT - June 30, 1995
                         (Unaudited)

                                      Limited
                                    Partnership    General         Limited
                                       Units       Partner         Partners         Total

Original capital
   contributions                      131,800      $   1,000    $ 65,900,000    $ 65,901,000

Partners' deficit at
   December 31, 1994                  131,760    $(1,437,824)   $(13,504,409)   $(14,942,233)

Net income for the six
   months ended
   June 30, 1995                           --         31,664       1,551,546       1,583,210

Partners' deficit at
   June 30, 1995                      131,760    $(1,406,160)   $(11,952,863)   $(13,359,023)

             See Accompanying Notes to Consolidated Financial Statements

d)                 ANGELES INCOME PROPERTIES, LTD. IV

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                        1995           1994

Cash flows from operating activities:
   Net income (loss)                                 $1,583,210   $(1,672,526)

   Adjustments to reconcile net income (loss) to net cash used in operating activities:

      Equity in loss of joint ventures                  208,173     1,232,766
      Depreciation                                      551,744       558,829

      Bad debt expense                                   55,010        54,859

      Amortization of loan costs and leasing
           commissions                                   57,228        56,265

   Change in accounts:
      Restricted cash                                       557          (829)

      Accounts receivable                              (190,098)     (183,798)

      Escrows for taxes                                  54,160         4,294

      Other assets                                   (2,645,605)     (219,041)
      Accounts payable                                      654       (81,433)

      Tenant security deposit liabilities                  (556)         (325)

      Accrued taxes                                     (62,878)      (62,877)

      Other liabilities                                  37,362       (42,737)
           Net cash used in operating
               activities                              (351,039)     (356,553)

Cash flows from investing activities:

   Capital improvements                                 (86,752)     (326,500)

   Distributions from joint venture                     965,730            --
   Proceeds from note receivable - Forth Worth        1,961,437            --

           Net cash provided by (used in)
               investing activities                   2,840,415      (326,500)

             See Accompanying Notes to Consolidated Financial Statements

                  ANGELES INCOME PROPERTIES, LTD. IV

                              (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                       1995          1994

Cash flows used in financing activities:
   Payments on mortgage notes payable               $ (135,744)  $  (123,011)

Net increase (decrease) in cash                      2,353,632      (806,064)

Cash at beginning of period                            548,218     1,454,522
Cash at end of period                               $2,901,850   $   648,458

Supplemental disclosure of cash
   flow information:

   Cash paid for interest                           $  725,038   $   737,771

             See Accompanying Notes to Consolidated Financial Statements

e)                 ANGELES INCOME PROPERTIES, LTD. IV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Investment in Joint Ventures

   The Partnership has a 43% investment in the Fort Worth Option Joint Venture ("Fort Worth"), a 66.7% investment in Northtown Mall Partners ("Northtown"), a 43% investment in Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in Moraine West Carrollton Partners ("Moraine").

   The investment in Fort Worth, Northtown and Burlington are included in the "Equity interest in net liabilities of joint ventures" on the balance sheet.

   A purchase agreement was executed on May 8, 1994 for the sale of all of the Moraine properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine received a net amount of approximately $2,199,000 in cash after satisfying all indebtedness. Moraine realized a $140,553 gain on the transaction of which the Partnerships pro rata share was $70,277.

   During the six month period ended June 30, 1995, all of Moraine's remaining cash was distributed. Also, during this period, Moraine earned interest income and incurred a minimal amount of expense.

   Condensed balance sheet information as of June 30, 1995, for the joint ventures is as follows:


Assets                       Fort Worth        Northtown     Burlington
Cash                         $ 192,164       $   446,599     $  101,440
Other assets                    55,733         6,408,157        144,769

Investment properties, net         --         27,600,306      4,521,516

   Total                     $ 247,897       $34,455,062     $4,767,725

Liabilities and Partners' Deficit


                         Fort Worth        Northtown     Burlington

Other liabilities       $ 2,283,384     $  2,158,921    $   330,678
Notes payable             3,038,563       51,893,502      6,700,281

Partners' deficit        (5,074,050)     (19,597,361)    (2,263,234)

   Total                $   247,897     $ 34,455,062    $ 4,767,725

   The condensed profit and loss statements for the three and six months ended June 30, 1995 and 1994 for the joint ventures are summarized as follows:

                                Fort Worth                     Northtown
                                       Three Months Ended June 30,
                             1995           1994          1995           1994

Revenue                   $   34,313     $ 201,673    $ 1,554,709    $ 1,742,969

Costs and expenses          (196,543)     (431,837)    (2,211,967)    (2,172,567)

Bad debt recovery          1,932,975          --             --              --
Net income (loss)         $1,770,745     $(230,164)   $  (657,258)   $  (429,598)



                                Burlington                     Moraine
                                       Three Months Ended June 30,
                             1995           1994          1995           1994

Revenue                   $  105,140     $ 142,862      $       3     $ 467,972
Costs and expenses          (163,594)     (329,246)          --        (470,429)

Net income (loss)         $  (58,454)    $(186,384)     $       3     $  (2,457)

                                Fort Worth                  Northtown
                                        Six Months Ended June 30,

                             1995           1994          1995           1994

Revenue                   $  212,491     $ 397,145    $ 3,087,161    $ 3,145,453
Costs and expenses          (323,333)     (803,884)    (4,348,010)    (4,397,949)

Bad debt recovery          1,932,975            --             --            --

Loss on sale of
investment property          (42,401)         --             --              --

Net income (loss)         $1,779,732     $(406,739)   $(1,260,849)   $(1,252,496)


                                Burlington                     Moraine
                                        Six Months Ended June 30,

                             1995           1994          1995           1994

Revenue                   $  236,959     $ 320,050      $  12,447     $ 888,697

Costs and expenses          (425,315)     (729,737)          (625)     (931,651)
Net income (loss)         $ (188,356)    $(409,687)     $  11,822     $ (42,954)


   The Partnership's equity in the losses of the joint ventures was $208,173 and $1,232,766 for the six months ended June 30, 1995 and 1994, respectively.

   On March 22, 1995, a tenant of the W.T. Waggoner Building purchased the investment property for $300,000. The net proceeds to Fort Worth at the time of the sale were $214,749 and the loss on the sale amounted to $42,401. As part of the sales agreement, $55,420 was held in escrow to cover any unknown outstanding payables and a mechanic's lien on the property. The General Partner believes that the escrow is sufficient to cover any outstanding payables and that the mechanic's lien is without merit. The balance of the escrow account at June 30, 1995, is $5,420.

   The Partnership accounts for its 66.7 % investment in Northtown, its 43% investment in Burlington, its 43% investment in Fort Worth and its 50% investment in Moraine using the equity method of accounting. Under the equity method, the Partnership records its equity interest in earnings or losses of the joint ventures; however, the investment in the joint ventures will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint ventures.

Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following payments were made to the General Partner and affiliates during the six months ended June 30, 1995 and 1994:

                                                1995          1994

       Property management fees               $  74,892    $  78,640

       Lease commissions                         25,560         --
       Reimbursement for services of
           affiliates                           171,796      339,882

   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

   In July 1993, Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust formerly affiliated with Angeles Corporation ("Angeles"), initiated litigation against Fort Worth and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $2,240,000 plus accrued interest from March 1993 ("AMIT Obligation").

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

   On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT obligation.
The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim against AMIT was satisfied by a cash payment to Fort Worth by AMIT totalling $1,932,975 (the "Settlement Amount") plus interest at closing. These funds were used to pay down Fort Worth's $5,000,000 note payable to the Partnership (See discussion below). Subsequent to June 30, 1995, Fort Worth and Angeles entered into an agreement in principle regarding the allowance of an amended claim for the deficiency between the original principal and the Settlement Amount (the "deficiency"). The General Partner anticipates that the amended claim will equal 90% of the deficiency or $276,322. The General Partner estimates that the amended claim will result in a recovery of approximately 20%.

   As part of the settlement with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

   Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On these matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
Section 6.13 of the Declaration of Trust of AMIT.

   In 1992, the Partnership loaned Fort Worth $5,000,000 to cover leasing commissions, tenant improvements, and capital expenditures. The note payable requires interest at a rate of prime plus 1.5% with monthly interest only payments through January 1996, at which time the principal is due. In 1992, an allowance of $2,850,000 was established for the uncollectible portion of this note receivable. The remaining note receivable balance was fully reserved in 1993. AMIT has since paid $1,961,437 to the Partnership, (see discussion below), reducing AMIT's note payable to Fort Worth and also Fort Worth's note payable to the Partnership. In addition, the Partnership recovered a portion of the note receivable that was previously written off resulting in recognition of a bad debt recovery on both the Partnership's and Fort Worth's books.

   On December 22, 1994, the Partnership entered into an agreement with Fort Worth and Angeles Income Properties, Ltd. V ("AIPL V"), an affiliate of the General Partner and the other 57% owner of Fort Worth, whereby Fort Worth transferred, assigned and delivered to the Partnership all of Fort Worth's right, title and interests in and to all payment, distributions, profits, returns of capital and benefits accruing from the
                                   10
repayment by AMIT of the loan made to AMIT from Fort Worth. This transfer effectively transferred AIPL V's right, title and interest in and to all payment, distributions, profits, returns of capital and benefits accruing from the repayment by AMIT of the loan made to AMIT from Fort Worth. AIPL V has consented to this transfer, assignment and delivery.

   The Partnership may make advances to the affiliated joint ventures as deemed appropriate by the General Partner. These advances do not bear interest and do not have stated terms of repayment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:

                                                     Average
                                                    Occupancy

Property                                          1995        1994

Factory Merchant's Mall
   Pigeon Forge, Tennessee                        90%          92%
Eastgate Market Place
   Walla Walla, Washington                        94%          93%

   The Partnership realized net income of $1,583,210 for the six months ended June 30, 1995, as compared to a net loss of $1,672,526 for the six months ended June 30, 1994. The Partnership realized net income of $2,193,904 for the three months ended June 30, 1995, as compared to a net loss of $862,981 for the three months ended June 30, 1994. The decrease in the net loss for the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, is primarily due to bad debt recovery of $1,961,437 and a decrease in the equity in the loss of the joint ventures for the three and six months ended June 30, 1995, versus the three and six months ended June 30, 1994 (see discussion below).

   The increase in rental revenue for the three and six month periods ended June 30, 1995, as compared to the three and six month periods ended June 30, 1994, is a result of an increase in occupancy at Eastgate Market Place and an increase in rental rates. The increase in other income is due to an increase in interest income as a result of increased cash balances. The decrease in operating expenses for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, is a result of 1994's costs including costs associated with the buyout of an outside management company, which had obtained the management contract for Factory Merchant's Mall and Burlington Outlet Mall.
General and administrative expense decreased primarily due to a decrease in partnership accounting, investor services and asset management reimbursements. The increase in maintenance expense for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, is primarily caused by increased repairs and maintenance and cleaning costs at Factory Merchant's Mall. Bad debt recovery as of June 30, 1995, relates to partial recovery of the note receivable that the Partnership has from Fort Worth. The entire note receivable ($5,000,000) had been previously reserved. The $1,961,437 represents proceeds received from Fort Worth. Tenant reimbursements decreased for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, due to the tenant reimbursements in the first quarter of 1994 including amounts related to 1993. Tenant reimbursements for 1993 were estimated based on information provided to the Partnership by the previous management company. Such estimates were not an accurate reflection of actual reimbursements.

   The Partnership's equity in the losses of the joint ventures is $208,173 and $1,232,766 for the six months ended June 30, 1995 and 1994, respectively. The decrease in the equity in loss of joint ventures can be attributed to bad debt recovery for Fort Worth as a result AMIT's note payment to Fort Worth and also to decreased losses relating to Burlington. In addition, the decrease in equity in loss of joint ventures can be attributed to a change from a net loss of $42,954 for Moraine for the first six months of 1994 versus net income of $11,822 for the first six months of 1995.

    As a result of the sale of the W.T. Waggoner Building on March 22, 1995, Fort Worth realized a considerable decrease in costs and expenses for the six months ended June 30, 1995, versus the six months ended June 30, 1994. Revenue decreased at Burlington for the six months ended June 30, 1995, versus the six months ended June 30, 1994, as a result of decreased occupancy. The decrease in revenue was offset by a large decrease in expenses primarily caused by decreased occupancy and a decrease in interest expense as a result of the loan modification agreement (see discussion below). The decrease in revenue at Moraine for the six months ended June 30, 1995, versus the six months ended June 30, 1994, and the decrease in costs and expenses for the same period are the result of the sale of the property on July 21, 1994 (see discussion below).

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At June 30, 1995, the Partnership had unrestricted cash of $2,901,850 compared to $648,458 at June 30, 1994. Net cash used in operating activities remained stable from 1994 to 1995. Net cash provided by investing activities increased as a result of distributions received from Moraine and proceeds received from Fort Worth. Net cash used in financing activities remained stable from 1994 to 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,612,020, which is secured by the Factory Merchant's Mall investment property, matures in December 1997 at which time the indebtedness will be refinanced or the property will be sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in the first six months of 1995 or 1994.

   The mortgage note payable secured by the Burlington investment property matured on July 1, 1994. Burlington obtained new financing the terms of which consolidate all principal, accrued interest, and late charges outstanding on July 1, 1994, into a new loan amount which will accrue interest at the greater of 2% or net cash flow as defined in the loan extension agreement. The loan maturity date had been extended until April 1, 1995. The mortgage holder has initiated foreclosure proceedings against this property, however, the mortgage holder has issued a stay of these proceedings in order to give the General Partner an opportunity to sell the property. The General Partner has entered into contract negotiations to sell the property. The outcome of such negotiations can not presently be determined.

   On March 15, 1991 ("Effective Date"), Northtown and the holder of the Northtown Mall Mortgage note payable entered into an Option Agreement ("Option") whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at any time during any of the thirty day periods occurring immediately prior to the third, fifth, seventh, ninth, eleventh, thirteenth and fifteenth anniversaries of the effective date. The first date on which the Option could have been exercised was March 15, 1994. On February 22, 1994 the lender gave notice to the Partnership that it intended to exercise this Option. The lender offered $58,000,000 based on an annual appraisal. Northtown determined that the fair value as determined in accordance with the loan documents is $62,000,000. Northtown is negotiating with the lender to retain ownership of the property in order to protect the Partnership's equity in the property. However, Northtown cannot presently determine the outcome of such negotiations.

   A purchase agreement was executed on May 8, 1994 for the sale of all of the Moraine properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine received a net amount of approximately $2,199,000 in cash after satisfying all indebtedness. Moraine realized a $140,553 gain on the transaction of which the Partnerships pro rata share was $70,277.

                       PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   In July 1993, Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust formerly affiliated with Angeles Corporation ("Angeles"), initiated litigation against Fort Worth and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $2,240,000 plus accrued interest from March 1993 ("AMIT Obligation").

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

   On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT obligation.
The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim against AMIT was satisfied by a cash payment to Fort Worth by AMIT totalling $1,932,975 (the "Settlement Amount") plus
interest at closing.   Subsequent to June 30, 1995, Fort Worth and
Angeles entered into an agreement in principle regarding the allowance of an amended claim for the deficiency between the original principal and the Settlement Amount (the "deficiency"). The General Partner anticipates that the amended claim will equal 90% of the deficiency or $276,322. The General Partner estimates that the amended claim will result in a recovery of approximately 20%.

   As part of the above described settlement, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

   Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On these matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
Section 6.13 of the Declaration of Trust of AMIT.

   Additionally, Angeles either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other Partnerships. However, of these total deposits, at least $81,263 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership has filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership anticipates that it will withdraw its Proof of Claim.

   The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


    b)  Reports on Form 8-K:

        None.

                               SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ANGELES INCOME PROPERTIES, LTD. IV

                                          By:   Angeles Realty Corporation II
                                                General Partner

                                          By:   /s/Carroll D. Vinson

                                                Carroll D. Vinson
                                                President

                                          By:   /s/Robert D. Long, Jr.

                                                Robert D. Long, Jr.
                                                Controller and
                                                Principal Accounting Officer



                                           Date: August 10, 1995