Form 10QSB
period 1995-09-30
ANGELES INCOME PROPERTIES LTD IV
filed 1995-11-13
CIK 763049

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                     ANGELES INCOME PROPERTIES. LTD. IV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995
      Assets
      Cash:
            Unrestricted                                                $  3,466,854
            Restricted--tenant security deposits                               7,589
      Accounts receivable, net of an allowance of $110,267                   426,021
      Escrow deposits for taxes                                              169,315
      Other assets                                                         1,374,359
      Investment properties:
            Land                                          $  2,707,811
            Buildings and related personal property         19,849,856
                                                            22,557,667
            Less accumulated depreciation                  (10,173,794)   12,383,873
                                                                        $ 17,828,011
      Liabilities and Partners' Deficit
      Liabilities
            Accounts payable                                            $     28,745
            Tenant security deposits                                           7,509
            Accrued taxes                                                    122,902
            Other liabilities                                                160,776
            Mortgage note payable                                         14,541,605
            Equity interest in net liabilities of
                  joint ventures                                          17,094,745

      Partners' Deficit
            General partner                               $ (1,421,545)
            Limited partners (131,760
                  units issued and outstanding)            (12,706,726)  (14,128,271)
                                                                        $ 17,828,011

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                     ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended           Nine Months Ended
                                       September 30,                September 30,
                                     1995         1994           1995          1994
 Revenues:
   Rental income                  $  923,628  $  707,174     $ 2,647,437   $ 2,320,835
   Other income                       79,472      10,154         152,984        34,195
     Total revenue                 1,003,100     717,328       2,800,421     2,355,030
 Expenses:
   Operating                         211,038     250,047         634,131       742,006
   General and administrative         99,126     119,881         313,154       544,137
   Property management fees           55,189      37,045         130,081       115,685
   Maintenance                        84,906      65,135         251,090       208,973
   Depreciation                      276,258     287,101         828,002       845,930
   Amortization                       18,714      17,167          55,074        53,744
   Interest                          370,411     376,093       1,116,317     1,132,539
   Property taxes                     53,406      54,176         160,240       164,793
   Bad debt expense                  670,867      11,900         725,877        66,759
   Bad debt recovery                (150,000)         --      (2,111,437)           --
   Tenant reimbursements            (646,571)   (203,849)     (1,053,247)     (782,408)
     Total expenses                1,043,344   1,014,696       1,049,282     3,092,158

   (Loss) income before
     equity in loss of
     joint ventures                  (40,244)   (297,368)      1,751,139      (737,128)
   Equity in loss of
     joint ventures                 (729,004)   (617,639)       (937,177)   (1,850,405)
   Net (loss) income              $ (769,248) $ (915,007)    $   813,962   $(2,587,533)

 Net (loss) income allocated
   to general partners (2%)       $  (15,385) $  (18,300)    $    16,279   $   (51,751)
 Net (loss) income allocated
   to limited partners (98%)        (753,863)   (896,707)        797,683    (2,535,782)

   Net (loss) income              $ (769,248) $ (915,007)    $   813,962   $(2,587,533)

 Net (loss) income per
 limited partnership unit         $    (5.72) $    (6.80)    $      6.05   $    (19.24)

[FN]
           See Accompanying Notes to Consolidated Financial Statements


c)                     ANGELES INCOME PROPERTIES, LTD. IV

   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT - September 30, 1995
                                   (Unaudited)

                                     Limited
                                    Partnership   General         Limited
                                       Units      Partner        Partners         Total
 Original capital contributions       131,800  $     1,000    $ 65,900,000    $ 65,901,000
 Partners' deficit at
    December 31, 1994                 131,760  $(1,437,824)   $(13,504,409)   $(14,942,233)
 Net income for the nine months
    ended September 30, 1995               --       16,279         797,683         813,962
 Partners' deficit at
    September 30, 1995                131,760  $(1,421,545)   $(12,706,726)   $(14,128,271)

 [FN]
           See Accompanying Notes to Consolidated Financial Statements

d)                     ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                         1995           1994
 Cash flows from operating activities:
    Net income (loss)                                 $  813,962   $(2,587,533)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
        activities:
       Equity in income of joint ventures                937,177     1,850,405
       Depreciation                                      828,002       845,930
       Bad debt expense                                  725,877        66,759
       Amortization of loan costs and leasing
        commissions                                       86,377        83,472
    Change in accounts:
       Restricted cash                                       557        (2,231)
       Accounts receivable                              (409,137)       83,571
       Escrows for taxes                                   1,023       (75,587)
       Other assets                                   (2,812,370)     (362,081)
       Accounts payable                                  (10,066)      (60,847)
       Tenant security deposit liabilities                  (637)        1,077
       Accrued taxes                                      (9,472)       (8,701)
       Other liabilities                                 (14,369)     (108,332)

           Net cash provided by (used in)
            operating activities:                        136,924      (274,098)

 Cash flows from investing activities:
    Capital improvements                                 (89,296)     (374,640)
    Distributions from joint venture                     965,730            --
    Proceeds from note receivable - Fort Worth         2,111,437            --
           Net cash provided by (used in)
            investing activities                       2,987,871      (374,640)

 Cash flows used in financing activities:
    Payments on mortgage notes payable                  (206,159)     (186,826)

 Net increase (decrease) in cash                       2,918,636      (835,564)
 Cash at beginning of period                             548,218     1,454,522
 Cash at end of period                                $3,466,854   $   618,958
 Supplemental disclosure of cash flow information

    Cash paid for interest                            $1,085,014   $ 1,104,347

[FN]

           See Accompanying Notes to Consolidated Financial Statements

e)                     ANGELES INCOME PROPERTIES, LTD. IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Investment In Joint Venture

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

   A purchase agreement was executed on May 8, 1994, for the sale of all of the Moraine properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine received a net amount of approximately $2,199,000 in cash after satisfying all indebtedness. Moraine realized a $140,553 gain on the transaction of which the Partnerships pro rata share was $70,277.

   During the nine month period ended September 30, 1995, all of Moraine's remaining cash was distributed. Also, during this period, Moraine earned interest income and incurred a minimal amount of expense.


Note B - Investment In Joint Ventures (continued)

   Condensed balance sheet information as of September 30, 1995, for the joint ventures is as follows:


 Assets                       Fort Worth        Northtown     Burlington
 Cash                         $  30,493       $   290,827    $    67,889
 Other assets                    55,732         6,354,276         18,611
 Investment properties, net         --         26,963,125      4,384,299
    Total                     $  86,225       $33,608,228    $ 4,470,799


Liabilities and Partners' Deficit


                               Fort Worth        Northtown     Burlington
 Other liabilities            $ 2,402,690     $  2,217,985    $   323,808
 Notes payable                  2,888,563       51,813,776      6,700,281
 Partners' deficit             (5,205,028)     (20,423,533)    (2,553,290)
    Total                     $    86,225     $ 33,608,228    $ 4,470,799

   The condensed profit and loss statements for the three and nine months ended September 30, 1995 and 1994, for the joint ventures are summarized as follows:


                                       Fort Worth                Northtown
                                         Three Months Ended September 30,
                                   1995         1994        1995          1994
 Revenue                       $    2,041    $ 176,303    $1,207,032   $1,190,193
 Costs and expenses              (133,019)    (422,302)   (2,033,205)  (2,026,260)
 Net loss                      $ (130,978)  $ (245,999)   $ (826,173)  $ (836,067)


Note B - Investment In Joint Ventures (continued)

                                    Burlington                    Moraine
                                       Three Months Ended September 30,
                                1995         1994            1995         1994
 Revenue                   $    3,369     $ 155,772      $      --     $ 130,952
 Costs and expenses          (293,425)     (295,596)            --      (279,153)
 Gain on sale of
  investment property              --            --             --       323,153
 Net (loss) income         $ (290,056)    $(139,824)     $      --     $ 174,952


                                   Fort Worth                   Northtown
                                        Nine Months Ended September 30,
                               1995            1994          1995           1994
 Revenue                   $  214,532    $   573,448    $ 4,294,193    $ 4,335,646
 Costs and expenses          (456,352)    (1,226,186)    (6,381,215)    (6,424,209)
 Bad debt recovery          1,932,975             --             --            --
 Loss on sale of
  investment property         (42,401)            --             --            --
 Net income (loss)         $1,648,754    $  (652,738)   $(2,087,022)   $(2,088,563)


                                   Burlington                     Moraine
                                      Nine Months Ended September 30,
                              1995            1994          1995           1994

 Revenue                   $  223,145    $   475,822      $  12,447    $ 1,019,649
 Costs and expenses          (701,557)    (1,025,333)          (625)    (1,210,804)
 Gain on sale of
  investment property              --             --             --       323,153
 Net (loss) income         $ (478,412)   $  (549,511)     $  11,822   $   131,998


Note B - Investment In Joint Ventures (continued)

   The Partnership's equity in the losses of the joint ventures was $937,177 and $1,850,405 for the nine months ended September 30, 1995 and 1994, respectively.

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

   The Partnership accounts for its 66.7% investment in Northtown, its 43%
investment in Burlington, its 43% investment in Fort Worth and its 50% investment in Moraine using the equity method of accounting. Under the equity method, the Partnership records its equity interest in earnings or losses of the joint ventures; however, the investment in the joint ventures will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint ventures.

Note C - Transactions With Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following payments were made to the General Partner and affiliates during the nine months ended September 30, 1995 and 1994:

                                                  1995        1994

        Property management fees             $ 130,081     $115,685
        Lease commissions                       47,950           --
        Reimbursement for services of
            affiliates                         244,837      410,488


Note C - Transactions With Affiliated Parties

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

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns
1,675,113 Class B Shares of AMIT.  MAE GP has the option to convert these Class
B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A
Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B
Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).
Between the date of acquisition of these shares (November 24, 1992) and March
31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.

   On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim against AMIT was satisfied by a cash payment to Fort Worth by AMIT totalling $1,932,975 (the
"Settlement Amount") plus interest at closing. These funds were used to pay down Fort Worth's $5,000,000 note payable to the Partnership (See discussion below). On August 9, 1995, Fort Worth and Angeles entered into an agreement in principle regarding the allowance of an amended claim for the deficiency between the original principal and the Settlement Amount (the "deficiency"). The amended claim equals 90% of the deficiency, or $276,322. The General Partner estimates that the amended claim will result in a recovery of approximately 20%.


Note C - Transactions with Affiliated Parties (continued)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of two commercial properties.
The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

 Property                                         1995         1994

 Factory Merchant's Mall
    Pigeon Forge, Tennessee                        91%          93%
 Eastgate Market Place
    Walla Walla, Washington                        94%          93%

   The Partnership realized net income of $813,962 for the nine months ended
September 30, 1995, as compared to a net loss of $2,587,533 for the nine months ended September 30, 1994. The Partnership realized a net loss of $769,248 for the three months ended September 30, 1995, as compared to a net loss of $915,007 for the three months ended September 30, 1994. The decreased net loss for the three months ended September 30, 1995, versus the three months ended September
30, 1994, is due to increased revenues (see discussion below). The decrease in the net loss for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is primarily due to bad debt recovery of $2,111,437 and a decrease in the equity in the loss of the joint ventures (see discussion below).

   The increase in rental revenue for the three and nine months ended September
30, 1995, as compared to the three and nine months ended September 30, 1994, is a result of an increase in occupancy and rental rates at Eastgate Market Place.
The increase in other income is due to an increase in interest income as a result of increased cash balances. The decrease in operating expenses for the nine months ended September 30, 1995, as compared to the nine months ended
September 30, 1994, is a result of 1994's costs including costs associated with the buyout of an outside management company, which had obtained the management contract for Factory Merchant's Mall and Burlington Outlet Mall. General and administrative expense decreased primarily due to a decrease in partnership accounting, investor services and asset management reimbursements. The increase in maintenance expense for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is primarily caused by increased repairs and maintenance at Factory Merchant's Mall in an effort to enhance the property's curb appeal. Bad debt expense for the three and nine months ended September 30, 1995, relates primarily to reserves established for receivables the Partnership has from Fort Worth. Since Fort
Worth no longer has any income producing assets and minimal cash, the likelihood of collection by the Partnership of such receivables is doubtful, therefore, a full reserve was established for such amounts. Bad debt recovery as of September 30, 1995, relates to partial recovery of the note receivable that the Partnership has from Fort Worth. The entire note receivable ($5,000,000) had been previously reserved. The $2,111,437 represents proceeds received from Fort
Worth.  Tenant reimbursements increased for the three and nine months ended
September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to the tenant reimbursements in 1994 being based on information provided to the Partnership by the previous management company. Such estimates were not an accurate reflection of actual reimbursements.

   The Partnership's equity in the losses of the joint ventures is $937,177 and $1,850,405 for the nine months ended September 30, 1995 and 1994, respectively.
The decrease in the equity in loss of joint ventures can be attributed to bad debt recovery for Fort Worth as a result AMIT's note payment to Fort Worth and also to decreased losses relating to Burlington. The decrease in the equity in loss of joint ventures is offset somewhat by a change from net income of $131,998 for Moraine for the first nine months of 1994 versus net income of $11,822 for the first nine months of 1995.

    As a result of the sale of the W.T. Waggoner Building on March 22, 1995, Fort Worth realized a considerable decrease in costs and expenses for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994. Revenue decreased at Burlington for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, as a result of decreased occupancy. The decrease in revenue was offset by a large decrease in expenses primarily caused by decreased occupancy and a decrease in interest expense as a result of the loan modification agreement (see discussion below). The decrease in revenue at Moraine for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, and the decrease in costs and expenses for the same period are the result of the sale of the property on July 21, 1994 (see discussion below).

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

   At September 30, 1995, the Partnership had unrestricted cash of $3,466,854 compared to $618,958 at September 30, 1994. Net cash from operating activities increased due to improved operations of the Partnership's investment properties.
Net cash from investing activities increased as a result of distributions received from Moraine and proceeds received from Fort Worth. Net cash used in financing activities remained stable from 1994 to 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,541,605, which is secured by the Factory Merchant's
Mall investment property, matures in December 1997 at which time the indebtedness will be refinanced or the property will be sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in the first nine months of 1995 or 1994.

   The mortgage note payable secured by the Burlington investment property matured on July 1, 1994. Burlington obtained new financing the terms of which consolidate all principal, accrued interest, and late charges outstanding on July 1, 1994, into a new loan amount which will accrue interest at the greater of 2% or net cash flow as defined in the loan extension agreement. The loan maturity date had been extended until April 1, 1995. The mortgage holder has initiated foreclosure proceedings against this property, however, the mortgage holder has issued a stay of these proceedings in order to give the General
Partner an opportunity to sell the property. The General Partner is not optimistic that a sale will be consummated within an amount of time satisfactory to the mortgage holder and therefore anticipates that the mortgage holder will proceed with the foreclosure.

   On March 15, 1991 ("Effective Date"), Northtown and the holder of the
Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at any time during any of the thirty day periods occurring immediately prior to the third, fifth, seventh, ninth, eleventh, thirteenth and fifteenth anniversaries of the effective date. The first date on which the Option could have been exercised was March 15, 1994. On February 22, 1994, the lender gave notice to the Partnership that it intended to exercise this Option. The lender offered $58,000,000 based on an annual appraisal. Northtown determined that the fair value as determined in accordance with the loan documents is $62,000,000.
Northtown is negotiating with the lender to retain ownership of the property in order to protect the Partnership's equity in the property. However, Northtown cannot presently determine the outcome of such negotiations.

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

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns
1,675,113 Class B Shares of AMIT.  MAE GP has the option to convert these Class
B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A
Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B
Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).
Between the date of acquisition of these shares (November 24, 1992) and March
31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.

   On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT obligation.  The actual closing of the Settlement occurred April 14, 1995.  The Partnership's claim against AMIT was satisfied by a cash payment to Fort Worth by AMIT totalling $1,932,975 (the
"Settlement Amount") plus interest at closing.   On August 9, 1995, Fort Worth
and Angeles entered into an agreement in principle regarding the allowance of an amended claim for the deficiency between the original principal and the
Settlement Amount (the "deficiency").  The amended claim equals 90% of the deficiency, or $276,322.  The General Partner estimates that the amended claim will result in a recovery of approximately 20%.

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

   Additionally, Angeles either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other Partnerships.
However, of these total deposits, at least $81,263 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership has filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

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



                                 Date: November 13, 1995





