Form 10KSB
period 1995-12-31
ANGELES INCOME PROPERTIES LTD IV
filed 1996-03-27
CIK 763049

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to

                        Commission file number 0-14283

                      ANGELES INCOME PROPERTIES, LTD. IV

      California
(State or other jurisdiction of                      95-3974194
incorporation or organization)                    (I.R.S. Employer
                                                  Identification No.)
One Insignia Financial Plaza, P.O. Box 1089
Greenville, South Carolina                             29602
(Address of principal executive offices)             (Zip Code)

                  Issuer's telephone number   (864)  239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units

                               (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

   State issuer's revenues for its most recent fiscal year.  $3,702,709

   State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the General Partner's belief that such trading would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None



                                    PART I


Item 1. Description of Business

     Angeles Income Properties, Ltd. IV (the "Partnership" or the "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 29, 1984. The Partnership's General Partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "General Partner" or "ARCII").

     The Partnership, through its public offering of Limited Partnership Units, sold 131,800 units aggregating $65,900,000. The General Partner contributed capital in the amount of $1,000 for a 2% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership presently owns two investment properties and owns a general partnership interest in one additional property. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

     The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides property management services to each of the Partnership's investment properties. The property in which the Partnership has a general partnership interest is managed by a third party.

   The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Item 2. Description of Properties

The following table sets forth the Registrant's investments in properties:

                          Date of
 Property                 Purchase     Type of Ownership           Use

 Eastgate Marketplace     08/29/86  Fee ownership             Commercial
                                                              141,366 sq.ft.

 Factory Merchants Mall   05/22/86  Fee ownership subject     Commercial
                                    to a first mortgage       200,222 sq.ft.

   The Partnership has a 66.7% investment in Northtown Mall Partners ("Northtown"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. III, a California partnership and an affiliate of the General Partner, to form Northtown. Northtown is accounted for on the Partnership's balance sheet using the equity method and is included in "Equity interest in net liabilities of joint venture". The property owned by Northtown, as of December 31, 1995, is summarized as follows:

                           Date of
 Property                  Purchase      Type of Ownership       Use

 Northtown Mall            06/28/85           66.7%            Commercial
                                                               806,730 sq.ft.

   The Partnership had a 50% investment in Moraine West Carrollton Partners ("Moraine"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. III, a California partnership and an affiliate of the General Partner, to form Moraine. The investment property owned by Moraine was sold on July 21, 1994, to an unaffiliated party.

   The Partnership had a 43% investment in the Fort Worth Option Joint Venture ("Fort Worth"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. V, a California partnership and an affiliate of the General Partner, to form Fort Worth. The remaining property owned by Fort Worth was sold on March 22, 1995, to an unaffiliated party.

   The Partnership also had a 43% investment in Burlington Outlet Mall Joint Venture ("Burlington"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. III, a California partnership and an affiliate of the General Partner, to form Burlington. On October 30, 1995, Burlington lost its only investment property, Burlington Outlet Mall, through a foreclosure by an unaffiliated mortgage holder.

Schedule of Properties:

                            Gross
                           Carrying     Accumulated                       Federal
 Property                   Value      Depreciation    Rate     Method   Tax Basis
 Eastgate Marketplace    $ 2,762,257   $ 1,903,374  5-20 yrs     (1)    $ 3,795,660
 Factory Merchants Mall   19,976,666     8,554,723  5-20 yrs     (1)     12,104,964

                         $22,738,923   $10,458,097                      $15,900,624

(1) Straight line


   See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:


                           Principal                                      Principal
                          Balance At                                       Balance
                         December 31,   Interest    Period    Maturity     Due At
 Property                     1995        Rate     Amortized    Date      Maturity
 Factory Merchants Mall
   1st mortgage           $14,469,438     9.87%    20 years    12/1997  $13,853,040


Average annual rental rate and occupancy for 1995 and 1994 for each property:

                                  Average Annual                 Average
                                   Rental Rates                 Occupancy
 Property                       1995          1994          1995         1994

 Eastgate Marketplace       $ 3.29/s.f.   $ 3.35/s.f.       94%           93%
 Factory Merchants Mall      13.94/s.f.    13.87/s.f.       91%           92%

   As noted in "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other commercial buildings in the area. The General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1996-2005:

                               Number of                              % of Gross
                              Expirations  Square Feet  Annual Rent  Annual Rent

 Eastgate Marketplace
 1996                              4            7,388     $ 45,483         9.24%
 1997                              1           46,000       62,100        12.62%
 1998                              2            3,264       25,881         5.26%
 1999                              0               --           --           --
 2000-2005                         1            1,150       11,362         2.31%


 Factory Merchants Mall
 1996                              14          57,266     $813,021        26.92%
 1997                              3            5,097       76,050         2.52%
 1998                              6           22,916      326,672        10.82%
 1999                              9           34,047      437,400        14.48%
 2000                              5           17,757      284,764         9.43%
 2001                              4           33,457      467,859        15.49%
 2002                              0                0            0           --
 2003                              0                0            0           --
 2004                              1            8,680      117,180         3.88%
 2005                              1            2,500       35,874         1.19%

   The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for Eastgate Marketplace:

      Nature of        Square Footage       Annual Rent
      Business            Leased         Per Square Foot    Lease Expiration

        Retail             38,524              $4.40             11/30/07
        Retail             22,400               3.16             02/13/14
        Retail             46,000               1.35             09/30/97

   Factory Merchants Mall has no tenants occupying 10% or more of the leasable square footage.

Real estate taxes and rates in 1995 for each property were:

                                   1995               1995
                                  Billing             Rate

 Eastgate Marketplace            $ 74,585             1.52
 Factory Merchants Mall           147,185              .80

Item 3. Legal Proceedings

   In July 1993, Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles Corporation ("Angeles"), initiated litigation against Fort Worth, and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $2,240,000 plus accrued interest from March 1993 ("AMIT Obligation").

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT.
These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

   On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim against AMIT was satisfied by a cash payment by AMIT totalling $1,932,975 (the "Settlement Amount") plus interest at closing. These funds were applied against the Partnership's $5,000,000 note receivable from Fort Worth (See discussion below). On August 9, 1995, Fort Worth and Angeles entered into an agreement in principle regarding the allowance of an amended claim for the deficiency between the original principal and the Settlement Amount (the "deficiency"). The amended claim equalled 90% of the deficiency, or $276,322. Subsequent to December 31, 1995, the Partnership received $47,527 as payment on the deficiency.

   As part of the settlement, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.


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

   Additionally, Angeles either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other partnerships. However, of these total deposits, at least $81,263 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount.
However, subsequently the General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

   Subsequent to year end, the Partnership, along with other affiliates, was named in a suit brought by a company which owned a 20% interest in Fort Worth's investment property, the W.T. Waggoner Building, which was sold in 1995. The General Partner believes that there is no merit in this suit and intends to vigorously defend it.


Item 4.     Submission of Matters to a Vote of Security Holders

   The Unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.

                                    PART II


Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

   The Partnership, a publicly-held limited partnership, sold 131,800 Limited Partnership Units during its offering period through April 24, 1986, and currently has 131,760 Limited Partnership Units and 5,983 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

   During 1994, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There was no change in the number of Limited Partnership Units during 1995.

   The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumption of distributions.


Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

   This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

   The Partnership recognized net income of $1,447,217 for 1995 versus a net loss of $3,273,457 for 1994. The increase in the net income for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is primarily due to an increase in revenues and tenant reimbursements and an increase in equity in income of the joint ventures (see discussion below).

   The increase in rental revenue for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is a result of an increase in percentage rent and an increase in the rental rates at Factory Merchant's Mall. The increase in other income is due to an increase in interest income as a result of increased cash balances. General and administrative expense decreased primarily due to a decrease in partnership accounting, investor services and asset management cost reimbursements. The increase in property management fees is due to the increase in rental revenues as such fees are based on revenues. The increase in maintenance expenses for the year ended December 31, 1995, as compared to the year ended December 31, 1994, is primarily caused by increased repairs and maintenance at Factory Merchant's Mall in an effort to enhance the property's curb appeal and thereby increase occupancy. Bad debt expense for the year ended December 31, 1995, increased due to increases in the allowance based on management's review of collectibility of tenant accounts. Tenant reimbursements increased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to a different interpretation of the lease agreements at Factory Merchants Mall.

   The Partnership's equity in the income of the joint ventures is $1,349,648 for the year ended December 31, 1995, and the Partnership's equity in the losses of the joint ventures was $2,412,329 for the year ended December 31, 1994. The change in the equity in income (loss) of joint ventures can be attributed to bad debt recovery for Fort Worth as a result of AMIT's note payment to Fort Worth and to the gain on the foreclosure of Burlington's investment property (see "Note F" for further discussion).

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

Capital Resources and Liquidity

   The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt.

   At December 31, 1995, the Partnership had unrestricted cash of $3,425,583 versus $548,218 at December 31, 1994. Net cash provided by operating activities increased in 1995 due to improved operations at the Partnership's investment properties, as discussed above. Net cash from investing activities increased due to the receipt of proceeds from the Fort Worth note receivable and the receipt of distributions from Moraine. Net cash used in financing activities remained stable from 1994 to 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,469,438, which is secured by the Factory Merchant's Mall investment property, matures in December 1997, at which time the indebtedness will be refinanced or the property will be sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in 1995 and 1994.

   On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates.

   A purchase agreement was executed on May 8, 1994 for the sale of all of the Moraine West Carrollton properties to an affiliate of the third party managing agent. The sale was closed on July 21, 1994. Moraine received a net amount of approximately $2,199,000 in proceeds after satisfying all indebtedness. Moraine realized a $140,553 gain on the transaction of which the Partnership's pro rata share was $70,277. Moraine made a final distribution of $1,931,461 in 1995, of which the Partnership's pro-rata share was $965,730, and the joint venture was then dissolved.


   On March 22, 1995, Fort Worth's remaining property was sold for $300,000 to a tenant of the property. All remaining cash will be used in 1996 to satisfy Fort Worth's remaining debt to the Partnership, at which time Fort Worth will terminate.

   On October 30, 1995, the Partnership lost Burlington Outlet Mall located in Burlington, NC, through a foreclosure by an unaffiliated mortgage holder. The property was not generating sufficient cash flow to meet debt service requirements. The non-payment of principal and interest constituted a default under terms of the mortgage agreement and allowed the holder of the mortgage agreement to foreclose on the property. The Partnership deemed it to be in its best interest not to contest the foreclosure action. All remaining cash will be used to pay the joint venture's liabilities in 1996, at which time Burlington will be dissolved.



Item 7.     Financial Statements


ANGELES INCOME PROPERTIES, LTD. IV

LIST OF FINANCIAL STATEMENTS


   Report of Independent Auditors

   Balance Sheet -  December 31, 1995

   Statements of Operations - Years ended December 31, 1995 and 1994

   Statements of Changes in Partners' Deficit - Years ended
   December 31, 1995 and 1994

   Statements of Cash Flows - Years ended December 31, 1995 and 1994

   Notes to Financial Statements



               Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. IV


We have audited the accompanying balance sheet of Angeles Income Properties, Ltd. IV as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Income Properties, Ltd. IV as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note J, the statement of changes in partners' deficit has been restated to reflect a correction of the recording of equity interests in the net liabilities of joint ventures in 1993.


                                             /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 22, 1996




                      ANGELES INCOME PROPERTIES, LTD. IV

                                 BALANCE SHEET

                               December 31, 1995

 Assets
   Cash:
     Unrestricted                                            $  3,425,583
     Restricted--tenant security deposits                           7,589
   Accounts receivable, net of allowance
     of $189,729                                                  217,983
   Escrows for taxes and insurance                                222,638
   Other assets                                                   468,059
   Investment properties  (Notes B and E):
     Land                                     $  2,707,811
     Buildings and related personal
        property                                20,031,112
                                                22,738,923
     Less accumulated depreciation             (10,458,097)    12,280,826

                                                             $ 16,622,678

 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable                                          $     63,217
   Tenant security deposits                                         7,589
   Accrued taxes                                                  147,185
   Other liabilities                                              140,374
   Mortgage note payable (Notes B and E)                       14,469,438
   Equity interest in net liabilities of
     joint venture, net of advances of
     $890,597 (Note F)                                         12,804,789

 Partners' Deficit
   General partner                            $ (1,359,178)
   Limited partners  (131,760
     units issued and outstanding)             ( 9,650,736)   (11,009,914)

                                                             $ 16,622,678

                See Accompanying Notes to Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. IV

                           STATEMENTS OF OPERATIONS


                                                    Years Ended December 31,
                                                     1995           1994
 Revenues:
   Rental income                                  $ 3,512,066    $ 3,090,429
   Other income                                       190,643         44,991
     Total revenue                                  3,702,709      3,135,420

 Expenses:
   Operating                                          975,657      1,011,540
   General and administrative                         418,852        672,020
   Property management fees (Note D)                  171,218        123,405
   Maintenance                                        305,779        266,359
   Depreciation                                     1,112,305      1,141,622
   Amortization                                       103,573         69,071
   Interest                                         1,482,686      1,507,415
   Property taxes                                     221,815        214,561
   Bad debt expense                                   171,620          5,476
   Tenant reimbursements                           (1,358,365)    (1,014,921)
     Total expenses                                 3,605,140      3,996,548

     Income (loss) before equity in income
        (loss) of joint ventures                       97,569       (861,128)

 Equity in income (loss) of joint
   ventures (Note F)                                1,349,648     (2,412,329)

     Net income (loss)                            $ 1,447,217    $(3,273,457)

 Net income (loss) allocated to general
   partner (2%)                                   $    28,944    $   (65,469)
 Net income (loss) allocated to limited
   partners (98%)                                   1,418,273     (3,207,988)

     Net income (loss)                            $ 1,447,217    $(3,273,457)

 Net income (loss) per limited partnership
   unit                                           $     10.98    $    (24.34)

                See Accompanying Notes to Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. IV

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT



                                      Limited
                                    Partnership     General        Limited
                                       Units        Partner        Partners         Total
 Original capital contributions       131,800     $    1,000    $ 65,900,000    $65,901,000

 Partners' deficit at December 31,
   1993 as previously reported        131,800    $(1,372,355)   $(10,296,421)  $(11,668,776)

 Adjustment to correct the
   recording of equity interests
   in net liabilities of joint
   ventures in 1993 (Note J)               --         49,702       2,435,400      2,485,102

 Partners' deficit at December 31,
   1993, as restated                  131,800     (1,322,653)     (7,861,021)    (9,183,674)

 Abandonment of Limited
   Partnership Units (Note I)             (40)            --              --             --

 Net loss for the year ended
   December 31, 1994                       --        (65,469)     (3,207,988)    (3,273,457)

 Partners' deficit at
   December 31, 1994, as restated     131,760     (1,388,122)    (11,069,009)   (12,457,131)

 Net income for the year
   ended December 31, 1995                 --         28,944       1,418,273      1,447,217

 Partners' deficit at
   December 31, 1995                  131,760    $(1,359,178)    $(9,650,736)  $(11,009,914)

                See Accompanying Notes to Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. IV

                           STATEMENTS OF CASH FLOWS

                                                      Years Ended December 31,
                                                         1995          1994

 Cash flows from operating activities:
      Net income (loss)                             $ 1,447,217    $(3,273,457)
      Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
       Equity in (income) loss of joint ventures     (1,349,648)     2,412,329
       Depreciation                                   1,112,305      1,141,622
       Bad debt expense                                 171,620          5,476
       Amortization of loan costs and leasing
           commissions                                  145,310        109,233
      Change in accounts:
           Restricted cash                                  557         (2,231)
           Accounts receivable                         (280,561)        60,316
           Escrows for taxes                            (52,300)      (116,632)
           Other assets                                 (99,283)      (130,836)
           Accounts payable                              24,406        (58,576)
           Tenant security deposit liabilities             (557)         1,077
           Accrued taxes                                 14,811             --
           Other liabilities                            (34,771)      (119,284)

               Net cash provided by operating
                activities                            1,099,106         29,037

 Cash flows from investing activities:
   Property improvements and replacements              (270,552)      (374,640)
   Distributions from joint venture                     965,730        500,000
   Advances to joint ventures                          (750,031)      (808,465)
   Proceeds from notes receivable                     2,111,438            --

               Net cash provided by (used in)
               investing activities                   2,056,585       (683,105)

 Cash flows from financing activities:
   Payments on mortgage notes payable                  (278,326)      (252,236)

 Net increase (decrease) in cash and cash
   equivalents                                        2,877,365       (906,304)

 Cash and cash equivalents at beginning of year         548,218      1,454,522

 Cash and cash equivalents at end of year           $ 3,425,583    $   548,218

 Supplemental disclosure of cash flow
   information:
   Cash paid for interest                           $ 1,443,238    $ 1,469,328

                See Accompanying Notes to Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. IV

                         Notes to Financial Statements

                               December 31, 1995


Note A   Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") is a California limited partnership organized on June 29, 1984, to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership owns and operates two commercial properties and owns a general partner interest in a third commercial property.

Principles of Consolidation: The financial statements include all of the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately on the financial statements.

Investment in Joint Ventures: The Partnership accounts for its investments in joint ventures using the equity method of accounting (see "Note F"). Under the equity method, the Partnership records its equity interest in earnings or losses of the joint ventures; however, the investment in the joint ventures will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint ventures.

Allocations and Distributions to Partners: In accordance with the Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Brokerage Compensation and Incentive Interest to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership.

The Partnership will allocate other profits and losses 2% to the General Partner and 98% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 2% to the General Partner and 98% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows:
(i) First, to the General Partner, on account of the current and accrued Management Fee Payable, deferred as contemplated therein; (ii) Second, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; (iii) Third, to the Partners until the Limited Partners have received distributions from all sources equal to their 8% Cumulative Distribution; (iv) Fourth, to the General Partner until it has received its Brokerage Compensation and (v) Thereafter, 88% to the Limited Partners in proportion to their interests and 12% ("Incentive Interest") to the General Partner.

Depreciation: Depreciation is computed utilizing the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed by using the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Note A - Organization and Significant Accounting Policies (continued)

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Loan Costs: Loan costs, included in "Other assets," of $165,274 are being amortized on a straight-line basis over the life of the loan. Current accumulated amortization is $83,540.

Leases: Commercial building lease terms are generally for one to twenty years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent realized totalled $484,600 in 1995 and $291,561 in 1994.

Lease Commissions: Lease commissions, included in "Other assets," of $560,509 are being amortized on a straight-line basis over the terms of the respective leases. Current accumulated amortization is $252,789.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note B").

Note B - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                            Monthly                          Principal      Principal
                            Payment     Stated                Balance       Balance At
                          Including    Interest  Maturity      Due At      December 31,
 Property                  Interest      Rate      Date       Maturity         1995
 Factory Merchants Mall
   1st mortgage             $143,464     9.87%   12/1997    $13,853,040    $14,469,438

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership s investment property and by pledge of revenues from the investment property.

The estimated fair value of the Partnership's debt approximates its carrying amount.

Scheduled principal payments for the mortgage note payable subsequent to December 31, 1995, are as follows:

                     1996          $   307,079
                     1997           14,162,359

                                   $14,469,438

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from differences in methods of accounting for joint ventures and depreciation over different methods and lives and on differing cost basis of investment properties. The following is a reconciliation of reported net loss and Federal taxable loss:


                                                1995           1994

 Net income (loss) as reported              $ 1,447,217    $(3,273,457)
 Add (deduct):
        Depreciation differences                118,852        154,993
        Unearned income                         (38,728)        13,475
        Investment in joint venture          (7,802,026)      (428,194)
        Bad debts                            (2,595,928)
        Other                                  (149,428)       (25,575)

 Federal taxable loss                       $(9,020,041)   $(3,558,758)

 Federal taxable loss per
        limited partnership unit            $    (67.09)   $    (26.74)

Note C - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

 Net liabilities as reported                   $(11,009,914)
 Land and buildings                               2,693,071
 Accumulated depreciation                           926,727
 Syndication and distribution costs               8,848,293
 Investments in Joint Ventures                    3,435,794
 Note receivable                                  1,362,443
 Other

 Net assets - Federal tax basis                 $ 6,256,414


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates in 1995 and 1994:
                                                       1995          1994

 Property management fees                            $171,218      $123,405
 Reimbursement for services of affiliates             334,171       497,966

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note D - Transactions with Affiliated Parties (continued)

In July 1993, Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles Corporation ("Angeles"), initiated litigation against the Angeles Fort Worth Option Joint Venture ("Fort Worth"), of which the Partnership is a General Partner, and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $2,240,000 plus accrued interest from March 1993 ("AMIT Obligation").

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT.
These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim against AMIT was satisfied by a cash payment by AMIT totalling $1,932,975 (the "Settlement Amount") plus interest at closing. These funds were applied against the Partnership's $5,000,000 note receivable from Fort Worth (See discussion below). On August 9, 1995, Fort Worth and Angeles entered into an agreement in principle regarding the allowance of an amended claim for the deficiency between the original principal and the Settlement Amount (the "deficiency"). The amended claim equalled 90% of the deficiency, or $276,322. Subsequent to December 31, 1995, the Partnership received $47,527 as payment on the deficiency.

As part of the settlement, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.


Note D - Transactions with Affiliated Parties (continued)

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

In 1992, the Partnership loaned Fort Worth $5,000,000 to cover leasing commissions, tenant improvements, and capital expenditures. The note payable required interest at a rate of prime plus 1.5% with monthly interest only payments through January 1996, at which time the principal was due. The note was in default in prior years due to non-payment of interest when due.

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


Note E - Investment Properties and Accumulated Depreciation

                                              Initial Cost
                                             To Partnership
                                                                       Cost
                                                      Buildings     Capitalized
                                                     and Related    (Removed)
                                                       Personal   Subsequent to

 Description              Encumbrances      Land       Property    Acquisition

 Eastgate Marketplace     $        --   $  900,741  $ 3,991,260     $(2,129,744)

 Factory Merchants Mall    14,469,438    2,413,967   16,155,019       1,407,680

     Totals               $14,469,438   $3,314,708  $20,146,279     $  (722,064)

                                       Gross Amount At Which Carried
                                              At December 31, 1995

                                        Buildings
                                      And Related
                                        Personal                      Accumulated        Date      Depreciable
    Description           Land          Property         Total        Depreciation     Acquired     Life-Years
 Eastgate               $  293,843     $ 2,468,414   $ 2,762,257      $ 1,903,374     08/29/86       10-20

 Factory Merchants
   Mall                  2,413,968      17,562,698    19,976,666        8,554,723     05/22/86       10-20

       Totals           $2,707,811     $20,031,112   $22,738,923      $10,458,097


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                        Year Ended December 31,
                                          1995           1994
 Investment Properties
 Balance at beginning of year         $22,468,371    $22,093,731
 Property improvements                    270,552        374,640
 Balance at end of year               $22,738,923    $22,468,371

 Accumulated Depreciation
 Balance at beginning of year         $ 9,345,792    $ 8,204,170
    Additions charged to expense        1,112,305      1,141,622
 Balance at end of year               $10,458,097    $ 9,345,792

The aggregate cost of the investment for Federal income tax purposes at December 31, 1995 and 1994 is $25,431,994 and $25,169,533, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $9,531,370 and $8,537,917, respectively.

Note F - Investment in Joint Ventures

The Partnership has a 66.7% investment in Northtown Mall Partners ("Northtown") which is included in "Equity interest in net liabilities of joint venture". The Partnership had a 43% investment in Fort Worth, a 43% investment in Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in Moraine West Carrollton Joint Venture ("Moraine"). The Partnership's investment in these joint ventures will terminate effective December 31, 1995, due to the sale of Fort Worth's investment property, the foreclosure of Burlington's investment property and the dissolution of Moraine during 1995 as discussed below. The condensed balance sheet information as of December 31, 1995 for Fort Worth, Northtown and Burlington is as follows:


                                 Fort
 Assets                         Worth       Northtown     Burlington
 Cash                        $   62,015    $    88,139    $   22,764
 Accounts receivable                 --      1,390,342            --
 Other assets                        --      5,739,772            --
 Investment properties,
    net                              --     26,410,618            --

     Total                   $   62,015   $ 33,628,871   $    22,764

 Liabilities and Partners'
 Deficit
 Notes payable               $   62,015   $ 51,732,243   $        --
 Other liabilities                   --        539,063        12,706
 Due to partners                     --      1,822,852        10,058
 Partners' deficit                   --    (20,465,287)           --

     Total                  $    62,015   $ 33,628,871   $    22,764

The condensed statements of operations of Fort Worth, Northtown, Burlington and Moraine for the years ended December 31, 1995 and 1994, are summarized as follows:


                                    Fort Worth                   Northtown
                                1995           1994            1995         1994
 Revenue                    $   207,399    $   758,998   $ 6,319,682   $ 6,051,699
 Costs and expenses            (460,758)    (1,969,300)   (8,307,913)   (8,302,206)
 Bad debt recovery            1,932,975             --            --
 Extraordinary gain-
    forgiveness of debt       5,174,115             --            --            --
 Loss on disposal of
    property                         --             --      (140,544)     (169,716)
 Net income (loss)          $ 6,853,731    $(1,210,302)  $(2,128,775)  $(2,420,223)


 Note F - Investment in Joint Ventures (continued)

                                    Burlington                    Moraine
                                 1995           1994           1995         1994

 Revenue                    $   230,472    $   595,823   $    12,445   $   989,221
 Costs and expenses            (762,497)    (1,609,435)         (625)     (989,260)
 Gain on foreclosure of
    property                  2,606,903             --            --            --
 Gain on sale of property            --             --            --       140,553
 Net income (loss)          $ 2,074,878    $(1,013,612)  $    11,820   $   140,514


The Partnership's equity in the income of the joint ventures was $1,349,648 for the year ended December 31, 1995, and the Partnership's equity in the loss of the joint ventures was $2,412,329 for the year ended December 31, 1994.
This increase in income can be primarily attributed to Fort Worth and Burlington (see discussion below).

Fort Worth:

The increase in Fort Worth's income from 1994 to 1995 can be attributed to the following: 1) bad debt recovery as a result of a partial recovery of its receivable from AMIT (see "Note D"), 2) debt forgiveness as a result of the write-off of all outstanding liabilities of Fort Worth and 3) as a result of the sale of Fort Worth's remaining asset, Fort Worth realized a considerable decrease in costs and expenses from 1994 to 1995.

Fort Worth's general partners have decided to terminate the joint venture in 1995 after the W.T. Waggoner Building, Fort Worth's remaining property, was sold on March 22, 1995. All remaining cash was used to pay Fort Worth's liabilities in January 1996, at which time the joint venture was dissolved.

Subsequent to year end, the Partnership, along with other affiliates, was named in a suit brought by a company which owned a 20% interest in Fort
Worth's investment property, the W.T. Waggoner Building, which was sold in 1995. The General Partner believes that there is no merit in this suit and intends to vigorously defend it.

Northtown:

The net loss at Northtown decreased due to an increase in revenues.  The
$140,544 loss on disposition of property at Northtown is the result of a roof replacement at the investment property.  This loss is due to the write-off of
the old roof which was not fully depreciated.   On March 15, 1991, Northtown
and the holder of the Northtown Mall mortgage note payable entered into an
Option Agreement ("Option") whereby the lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option.  The purchase price of the property, as set forth in the
Option, is defined as the fair market value of the property.  Such Option can be exercised by written notice by the lender at specified dates.

Note F - Investment in Joint Ventures (continued)

Burlington:

On October 30, 1995, Burlington lost its investment property, the Burlington
Outlet Mall located in Burlington, NC, through foreclosure by an unaffiliated mortgage holder. The property was not generating sufficient cash flow to meet debt service requirements. The non-payment of principal and interest constituted a default under terms of the mortgage agreement and allowed the holder of the nonrecourse mortgage to foreclose on the property. Burlington recognized a gain of $2,606,903 as a result of the foreclosure, and subsequently the general partners decided to terminate the joint venture. All remaining cash will be used to pay the joint venture's liabilities in 1996, at which time Burlington will be dissolved.

Moraine:

A purchase agreement was executed on May 8, 1994, for the sale of all the Moraine West Carrollton properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine received a net amount of approximately $2,199,000 in proceeds after satisfying all indebtedness.
Moraine realized a $140,553 gain on the transaction of which the Partnership's share was $70,277. Moraine made a final distribution of $1,931,461 in 1995, of which the Partnership's share was $965,730, and the joint venture was then dissolved.

Note G - Operating Leases

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 1995, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to fifteen years.

                  1996                       $ 2,345,452
                  1997                         2,004,646
                  1998                         1,811,313
                  1999                         1,397,776
                  2000                           947,915
               Thereafter                      2,758,125

                                             $11,265,227

Note H - Ground Lease

Factory Merchants Mall is subject to three ground leases. The aggregate annual lease expense for each of the years ended December 31, 1995 and 1994, were $160,424 and $160,249, respectively. Such amounts are included in the statements of operation as operating expenses. The terms of two of the leases provide for increases every year, based on the consumer price index. The terms of the third lease provide for increases every five years, based on the consumer price index.


Note H - Ground Lease (continued)

As of December 31, 1995, the aggregate minimum rental payments under the land leases are as follows:

                1996                       $  160,424
                1997                          160,424
                1998                          160,424
                1999                          160,424
                2000                          160,424
             Thereafter                     4,378,250

                                           $5,180,370


Note I - Abandonment of Limited Partnership Units

In 1994, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited
Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of income or loss in the year of abandonment.

In 1994, the loss per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no abandonments in 1995.


Note J - Adjustment in Recording Equity Interests in Net Liabilities of Joint
Ventures

In the fourth quarter of 1995 the Partnership became aware of an overstatement in the recorded amount of equity interests in the net liabilities of joint venture due to an error in recording the equity interest in the loss of Fort
Worth in 1993. The statement of changes in partners' deficit has been restated, resulting in a decrease in the deficit of $2,485,102. The adjustment had no effect on the net loss for the year ended December 31, 1994.
The adjustment also had no effect on the taxable amounts reported to the partners in the Partnership.


Item 8.     Changes in and Disagreements with Accountant on Accounting and
            Financial Disclosures

   There were no disagreements with Ernst & Young LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.


                                   PART III


Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act

    The name of the directors and executive officers of Angeles Realty
Corporation II ("ARC II"), the Partnership's General Partner as of December
31, 1995, their age and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age                  Position

Carroll D. Vinson                   55                   President

Robert D. Long, Jr.                 28                   Controller and
                                                         Principal Accounting
                                                         Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August
1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of
Angeles Corporation, a real estate investment firm.  From 1991 to 1993, Mr.
Vinson was employed by Insignia in various capacities including Managing
Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. is Managing Director - Partnership Administration of
Insignia Financial Group, Inc. ("Insignia"). During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter.
He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been General Counsel and Secretary of Insignia since June
1994.  From May 1993 until June 1994, Mr. Lines was the Assistant General
Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach,
Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October
1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders &
Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S.
Shelter.  Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

   No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Note D" of the Financial Statements included under "Item 7", which is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

  As of January 1, 1996, no person owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

  The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provide that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.


Item 12.  Certain Relationships and Related Transactions

  No transactions have occurred between the Partnership and any officer or director of ARC II.

  During the years ended December 31, 1995, and December 31, 1994, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnership's Financial Statements included under "Item 7", which is hereby incorporated by reference.


                                    PART IV


Item 13.  Exhibits and Reports on Form 8-K


         (a)      Exhibits required by Item 601 of Regulation S-B:  Refer to
                  Exhibit Index.


         (b)      Reports on Form 8-K:

                  None.



                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ANGELES INCOME PROPERTIES, LTD. IV
                                          (A California Limited Partnership)
                                          (Registrant)


                                   By:    Angeles Realty Corporation II



                                   By:    /s/ Carroll D. Vinson
                                          Carroll D. Vinson
                                          President



                                   Date:  March 27, 1996



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/ Carroll D. Vinson          President                 March 27, 1996
Carroll D. Vinson


/s/Robert D. Long, Jr.         Controller and            March 27, 1996
Robert D. Long, Jr.            Principal Accounting
                               Officer


                      ANGELES INCOME PROPERTIES, LTD. IV


                                 Exhibit Index



    Exhibit Number                           Description of Exhibit


           3.1                  Amended Certificate and Agreement of the
                                Limited Partnership filed in Amendment Number
                                2 to Form S-11 dated April 25, 1985 which is incorporated herein by reference

           10.1                 Agreement of Purchase and Sale of Real
                                Property with Exhibits - Northtown Mall filed in Form 8K dated July 15, 1985 which is incorporated herein by reference

           10.2                 Agreement of Purchase and Sale of Real
                                Property with Exhibits-Burlington Mall
                                Partners filed in Form 8K dated December 19,
                                1985 which is incorporated herein by reference

           10.3                 Agreement of Purchase and Sale of Real
                                Property with Exhibits - Moraine West
                                Carrollton Partners filed in Form 8K dated
                                December 20, 1985 which is incorporated herein by reference

           10.4 Agreement of Purchase and Sale of Property with Exhibits - Factory Merchants Etc. Mall-
                                Phase I and Phase II filed in Form 8K dated
                                May 22, 1986 which is incorporated herein by reference

           10.5                 Promissory Note - Fort Worth Center and the
                                W.T. Waggoner Building filed in Form 8K dated
                                July 16, 1986 which is incorporated herein by reference

           10.6 Deed of Trust, Assignment of Leases and Rents and Security Agreement - Fort Worth Center and the W.T. Waggoner Building filed in Form 8K dated July 16, 1986 which is incorporated herein by reference

           10.7 Deed of Trust - Option - Fort Worth Center and the W.T. Waggoner Building filed in Form 8K dated July 16, 1986 which is incorporated herein by reference

           10.8                 Security Agreement - Fort Worth Center and the
                                W.T. Waggoner Building filed in Form 8K dated
                                July 16, 1986 which is incorporated herein by reference

                      ANGELES INCOME PROPERTIES, LTD. IV


                                 Exhibit Index


    Exhibit Number                           Description of Exhibit


           10.9                 Option Agreement - Fort Worth Center and the
                                W.T. Waggoner Building filed in Form 8K dated
                                July 16, 1986 which is incorporated herein by reference

          10.10 Covenant not to compete - Fort Worth Center and the W.T. Waggoner Building filed in Form
                                8K dated July 16, 1986 which is incorporated herein by reference


          10.12                 Acquisition or Disposition of Assets - Fort
                                Worth Option Joint Venture - filed in form 8K dated November 1, 1987, which is incorporated herein by reference

          10.13                 Promissory Note - Northtown Mall.  Filed in
                                Form 10-K dated December 31, 1990, Exhibit
                                10.13, which is incorporated herein by
                                reference

          10.14                 Stock Purchase Agreement dated November 24,
                                1992 showing the purchase of 100% of the outstanding stock of Angeles Realty
                                Corporation II, a subsidiary of MAE GP
                                Corporation, filed in Form 8-K dated December
                                31, 1992, which is incorporated herein by reference


          10.15                 Acquisition or Disposition of Assets - Moraine
                                West Carrollton - filed in Form 8-K dated July
                                21, 1994, which is incorporated herein by reference.

             16 Letter from Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.


