Form 10QSB
period 1996-03-31
ANGELES INCOME PROPERTIES LTD IV
filed 1996-05-15
CIK 763049

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


                  For the quarterly period ended March 31, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT

                  For the transition period.........to.........

                         Commission file number 0-14283


                       ANGELES INCOME PROPERTIES, LTD. IV
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


a)                     ANGELES INCOME PROPERTIES, LTD. IV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
      Unrestricted                                                   $  3,145
      Restricted--tenant security deposits                                  6
    Accounts receivable, net of allowance
      of $167                                                             153
    Escrows for taxes                                                     129
    Other assets                                                          605
    Investment properties
        Land                                              $  2,708
        Buildings and related personal property             20,063
                                                            22,771
        Less accumulated depreciation                      (10,717)    12,054
                                                                     $ 16,092


 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                                  $    27
    Tenant security deposits                                                6
    Accrued taxes                                                          57
    Other liabilities                                                     132
    Mortgage notes payable                                             14,395
    Equity interest in net liabilities of joint venture,
        net of advances of $1,347 (Note B)                             12,828

 Partners' Deficit
    General partner                                       $ (1,366)
    Limited partners (131,760 units issued
       and outstanding)                                     (9,987)   (11,353)
                                                                     $ 16,092

           See Accompanying Notes to Consolidated Financial Statements

b)                     ANGELES INCOME PROPERTIES, LTD. IV

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                   Three Months Ended
                                                       March 31,
                                                    1996          1995

 Revenues:
    Rental income                                 $  1,096      $  1,073
    Other income                                        26             8
     Total revenues                                  1,122         1,081

 Expenses:
    Operating                                          292           280
    General and administrative                          80           107
    Maintenance                                         63            66
    Depreciation                                       259           276
    Interest                                           367           374
    Property taxes                                      57            53
    Bad debt (recovery) expense, net                  (132)           27

     Total expenses                                    986         1,183

 Income (loss) before equity in loss of
     joint ventures                                    136          (102)

 Equity in loss of joint venture(s)                   (479)         (509)

     Net loss                                     $   (343)     $   (611)

 Net loss allocated to general
    partner (2%)                                  $     (7)     $    (12)
 Net loss allocated to limited
    partners (98%)                                    (336)         (599)

     Net loss                                     $   (343)     $   (611)

 Net loss per limited partnership unit            $  (2.55)     $  (4.55)

           See Accompanying Notes to Consolidated Financial Statements

c)                     ANGELES INCOME PROPERTIES, LTD. IV

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT - March 31, 1996
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General        Limited
                                      Units       Partner        Partners       Total
 Original capital contributions      131,800      $     1        $65,900      $  65,901

 Partners' deficit at
     December 31, 1995               131,760      $(1,359)       $(9,651)     $ (11,010)

 Net loss for the three months
     ended March 31, 1996                 --           (7)          (336)          (343)

 Partners' deficit at
    March 31, 1996                   131,760      $(1,366)       $(9,987)     $ (11,353)

           See Accompanying Notes to Consolidated Financial Statements

d)                     ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                     March 31,
                                                                  1996          1995
Cash flows from operating activities:
   Net loss                                                   $   (343)     $   (611)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                  259           276
     Amortization of loan costs
        and leasing commissions                                     58            29
     Bad debt (recovery) expense, net                              (23)           27
     Equity in loss of joint venture(s)                            479           509
   Change in accounts:
     Accounts receivable                                            89           (47)
     Escrows for taxes                                              93            70
     Other assets                                                 (195)          (10)
     Accounts payable                                              (37)           20
     Accrued taxes                                                 (90)          (79)
     Other liabilities                                              (9)           61

        Net cash provided by operating activities                  281           245

Cash flows from investing activities:
   Property improvements and replacements                          (32)          (58)
   Advances to joint ventures                                     (456)         (429)
   Distributions from joint venture                                 --           963

        Net cash (used in) provided by investing activities       (488)          476

Cash flows used in financing activities:
   Payments on mortgage notes payable                              (74)          (67)

Net (decrease) increase in cash                                   (281)          654

Cash and cash equivalents at beginning of period                 3,426           548

Cash and cash equivalents at end of period                     $ 3,145       $ 1,202

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   356       $   363

           See Accompanying Notes to Consolidated Financial Statements


e)                     ANGELES INCOME PROPERTIES, LTD. IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Angeles Income Properties Ltd. IV (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Investment in Joint Venture

The Partnership has a 66.7% investment in Northtown Mall Partners ("Northtown") which is shown as "Equity interest in net liabilities of the joint venture" on the balance sheet. The Partnership had a 43% investment in the Fort Worth Option Joint Venture ("Fort Worth"), a 43% investment in the Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in the Moraine West Carrollton Joint Venture ("Moraine"). The Partnership no longer has an investment in Fort Worth, Burlington or Moraine due to the sale of Fort Worth's last investment property, the foreclosure of Burlington's investment property and the dissolution of Moraine during 1995. The condensed balance sheet information as of March 31, 1996, for Northtown and Burlington is as follows:

                                              Northtown       Burlington
                                                     (in thousands)

            Assets

            Cash                                 $   420         $   26
            Other assets                           7,751              2
            Investment properties, net            25,833             --

               Total                             $34,004         $   28

Note B - Investment in Joint Venture (continued)

Liabilities and Partners' (Deficit) Capital

                                      Northtown      Burlington
                                            (in thousands)

       Other liabilities               $  3,540      $     17
       Mortgage note payable             51,649            --
       Partners' (deficit) capital      (21,185)           11

          Total                        $ 34,004      $     28


The condensed profit and loss statements for the three months ended March 31, 1996 and 1995, for the joint ventures is as follows:

                               Northtown     Burlington
                                    (in thousands)
                                         1996

    Revenue                     $ 2,573       $    11
    Costs and expenses           (3,293)           --

       Net (loss) income        $  (720)      $    11



                               Northtown     Burlington     Moraine     Fort Worth
                                                       1995
    Revenue                     $ 2,543       $   143       $   13       $  174
    Costs and expenses           (3,147)         (273)          (1)        (123)
    Loss on sale of
         investment property         --            --           --          (42)

         Net (loss) income      $  (604)      $  (130)      $   12       $    9



The Partnership's equity in the losses of the joint ventures was $479,000 and $509,000 for the three months ended March 31, 1996 and 1995, respectively.

The Partnership accounts for its 66.7% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership records its equity interest in earnings or losses of the joint venture; however, the investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the three months ended March 31, 1996 and 1995:
                                                              1996         1995
                                                               (in thousands)

Property management fees                                     $ 39           $ 32
Lease commissions                                              39              5
Reimbursement for services of affiliates                       48             82

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT obligation. The actual closing of the Settlement Agreement occurred April 14, 1995. The Partnership's claim against AMIT was satisfied by a cash payment to Fort Worth by AMIT totalling $1,933,000 (the "Settlement Amount") plus interest at closing. These funds were applied against the Partnership's $5,000,000 note receivable from Fort Worth (see discussion below). On August 9, 1995, Fort Worth and Angeles entered into an agreement in principle regarding the allowance of an amended claim for the deficiency between the original principal and the Settlement Amount (the "deficiency"). The amended claim equalled 90% of the deficiency, or $276,000. In January 1996, the Partnership received $48,000 as payment on the deficiency.

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

As part of the settlement, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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

In 1992, the Partnership loaned Fort Worth $5,000,000 to cover leasing commissions, tenant improvements, and capital expenditures. The note payable requires interest at a rate of prime plus 1.5% with monthly interest only payments through January 1996, at which time the principal was due. The note was in default in prior years due to non-payment of interest when due and is fully reserved.

Note C - Transactions with Affiliated Parties (continued)

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

The Partnership may make advances to the affiliated joint venture as deemed appropriate by the General Partner. These advances do not bear interest and do not have stated terms of repayment.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                      Average Occupancy
       Property                                        1996        1995

       Factory Merchant's Mall                          90%         89%
         Pigeon Forge, Tennessee

       Eastgate Market Place
         Walla Walla, Washington                        93%         93%


The Partnership realized a net loss of $343,000 for the three months ended March 31, 1996, as compared to a net loss of $611,000 for the three months ended March 31, 1995. The decrease in the net loss for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is primarily due to an increase in revenues, a decrease in general and administrative expenses, an increase in bad debt recovery and a decrease in the equity in loss of joint ventures (see discussion below).

The increase in rental revenues for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is a result of an increase in average rental rates at Factory Merchant's Mall. The increase in other income is due to an increase in interest income as a result of larger cash balances available for investment. General and administrative expenses decreased primarily due to a decrease in partnership accounting, investor services and asset management cost reimbursements. During the three months ended March 31, 1996, the Partnership recognized bad debt recovery of $48,000 from AMIT (see discussion at "Note C") and $62,000 from Fort Worth as payment on its note payable to the Partnership. As mentioned previously, the receivables on the Partnership's books had been fully reserved. In addition, there was a reduction of the reserve required based on a review of tenant accounts receivable.

The Partnership's equity in the losses of the joint ventures was $479,000 and $509,000 for the three months ended March 31, 1996 and 1995, respectively. The decrease in the equity loss of joint ventures can be attributed to the loss recognized on the Partnership's investment in Burlington during the three months ended March 31, 1995. Due to the foreclosure of the Burlington investment property in 1995, this loss did not recur in 1996. This loss was partially offset by the increased loss at Northtown due to an increase in insurance and real estate tax expense.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $3,145,000 compared to $1,202,000 at March 31, 1995. Net cash provided by operating activities increased due to a decreased net loss offset, in part, by an increase in other assets and decreases in accounts payable and other liabilities. Net cash from investing activities decreased as a result of a non-recurring distribution received from Moraine in 1995. Net cash used in financing activities remained stable. The Northtown Mall property has continued to experience cash shortfalls and has been dependent upon the Partnership and Angeles Income Properties Ltd. III (the 33.3% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements for this property (see discussion below for the General Partner's plans regarding this investment property).

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,395,000, which is secured by the Factory Merchant's Mall investment property, matures in December 1997. The General Partner is currently in negotiations to refinance this indebtedness, however, the outcome of such negotiations cannot presently be determined. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in the first three months of 1996 or 1995.

On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. The General Partner is presently in negotiations to refinance this indebtedness, however, the outcome of such negotiations cannot presently be determined.

A purchase agreement was executed on May 8, 1994, for the sale of all of the Moraine properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine made a final distribution of $1,931,000 in 1995, of which the Partnership's pro-rata share was $963,000, and the joint venture was then dissolved.

In March 1995, Fort Worth's remaining property was sold for $300,000 to a tenant of the property. All remaining cash was used in 1996 to partially satisfy Fort Worth's debt to the Partnership. The remaining debt was forgiven by the Partnership.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In July 1993, AMIT initiated litigation against Fort Worth, and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $2,240,000 plus accrued interest from March 1993 ("AMIT Obligation").

On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim against AMIT was satisfied by a cash payment by AMIT totalling $1,933,000 (the "Settlement Amount") plus interest at closing. These funds were applied against the Partnership's $5,000,000 note receivable from Fort Worth. On August 9, 1995, Fort Worth and Angeles entered into an agreement in principle regarding the allowance of an amended claim for the deficiency between the original principal and the Settlement Amount (the "deficiency"). The amended claim equalled 90% of the deficiency, or $276,000. In January 1996, the Partnership received $48,000 as payment on the deficiency.

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

Additionally, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other partnerships. However, of these total deposits, at least $81,000 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the General Partner of the Partnership determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

The Partnership, along with other affiliates, has been named in a suit brought by a company which owned a 20% interest ("Plaintiff") in Fort Worth's investment property, the W.T. Waggoner Building, which was sold in 1995. The Plaintiff is suing for breach of contract and negligence for mismanagement of the property. The General Partner believes that there is no merit in this suit and intends to vigorously defend it.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits:

            None.

       b)   Reports on Form 8-K:

            None filed during the three months ended March 31, 1996.


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



                                 ANGELES INCOME PROPERTIES, LTD. IV

                                 By:   Angeles Realty Corporation II
                                       General Partner



                                 By:   /s/Carroll D. Vinson
                                       Carroll D. Vinson

                                       President




                                 By:   /s/Robert D. Long, Jr.
                                       Robert D. Long, Jr.
                                       Vice President/CAO



                                 Date: May 15, 1996