Form 10QSB
period 1996-06-30
ANGELES INCOME PROPERTIES LTD IV
filed 1996-08-13
CIK 763049

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


                  For the quarterly period ended June 30, 1996


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


ITEM 1.  FINANCIAL STATEMENTS


a)                     ANGELES INCOME PROPERTIES. LTD. IV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                           (in thousands, except data)

                                  June 30, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                          $  2,951
       Restricted--tenant security deposits                                         6
    Accounts receivable, net of allowance of $96                                  163
    Escrow for taxes                                                              183
    Other assets                                                                  578
    Investment properties:
       Land                                                     $  2,708
       Buildings and related personal property                    20,121
                                                                  22,829
       Less accumulated depreciation                             (10,977)      11,852
                                                                             $ 15,733

    Liabilities and Partners' Deficit

    Liabilities
       Accounts payable                                                      $     45
       Tenant security deposits                                                    10
       Accrued taxes                                                               77
       Other liabilities                                                          161
       Mortgage note payable                                                   14,319
       Equity interest in net liabilities of
          joint venture, net of advances of $1,522 (Note B)                    13,221

    Partners' Deficit
       General partner                                          $ (1,381)
       Limited partners (131,760 units issued
          and outstanding)                                       (10,719)     (12,100)

                                                                             $ 15,733

           See Accompanying Notes to Consolidated Financial Statements


b)                     ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (in thousands, except data)


                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         1996         1995         1996        1995
 Revenues:
     Rental income                     $   953       $ 1,057     $ 2,049      $ 2,130
     Other income                           44            66          70           74
           Total revenues                  997         1,123       2,119        2,204

 Expenses:
     Operating                             388           254         680          534
     General and administrative             98           107         178          214
     Maintenance                            85           100         148          166
     Depreciation                          260           276         519          552
     Interest                              365           372         732          746
     Property taxes                         56            54         113          107
     Bad debt recovery, net                (77)       (1,933)       (209)      (1,906)
           Total expenses                1,175          (770)      2,161          413

 (Loss) income before
    equity in (loss) income
    of joint ventures                     (178)        1,893         (42)       1,791

    Equity in (loss) income
       of joint ventures                  (569)          301      (1,048)        (208)

          Net (loss) income            $  (747)      $ 2,194     $(1,090)     $ 1,583

 Net (loss) income allocated
    to general partner (2%)            $   (15)      $    44     $   (22)     $    32
 Net (loss) income allocated
    to limited partners (98%)             (732)        2,150      (1,068)       1,551

          Net (loss) income            $  (747)      $ 2,194     $(1,090)     $ 1,583

 Net (loss) income per
    limited partnership unit           $ (5.56)      $ 16.32     $ (8.11)     $ 11.77

           See Accompanying Notes to Consolidated Financial Statements

c)                     ANGELES INCOME PROPERTIES, LTD. IV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership     General       Limited
                                     Units        Partner       Partners       Total
 Original capital contributions      131,800      $     1      $ 65,900      $ 65,901

 Partners' deficit at
    December 31, 1995                131,760      $(1,359)     $ (9,651)     $(11,010)

 Net loss for the six months
    ended June 30, 1996                   --          (22)       (1,068)       (1,090)

 Partners' deficit at
    June 30, 1996                    131,760      $(1,381)     $(10,719)     $(12,100)

           See Accompanying Notes to Consolidated Financial Statements

d)                     ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                            1996         1995
 Cash flows from operating activities:
    Net (loss) income                                     $(1,090)      $ 1,583
    Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
       Equity in loss of joint ventures                     1,048           208
       Depreciation                                           519           552
       Bad debt recovery                                     (209)       (1,906)
       Amortization of loan costs and leasing
        commissions                                           115            57

    Change in accounts:
       Restricted cash                                          2             1
       Accounts receivable                                    148          (190)
       Escrows for taxes                                       40            54
       Other assets                                           (48)          (39)
       Accounts payable                                       (18)            1
       Tenant security deposit liabilities                      2            (1)
       Accrued taxes                                          (70)          (63)
       Other liabilities                                       19            38

            Net cash provided by operating activities         458           295

 Cash flows from investing activities:
    Capital improvements                                      (90)          (87)
    Advances to joint venture                                (631)         (646)
    Distributions from joint venture                           --           966
    Proceeds from note receivable - Fort Worth                109         1,962

            Net cash (used in) provided by
                investing activities                         (612)        2,195

 Cash flows from financing activities:
    Payments on mortgage notes payable                       (150)         (136)
    Additions to loan costs                                  (171)           --

            Net cash used in financing activities            (321)         (136)

 Net (decrease) increase in cash                             (475)        2,354

 Cash and cash equivalents at beginning of period           3,426           548

 Cash and cash equivalents at end of period               $ 2,951       $ 2,902

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $   711       $   725

           See Accompanying Notes to Consolidated Financial Statements

e)                     ANGELES INCOME PROPERTIES, LTD. IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. IV's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Investment in Joint Venture

The Partnership has a 66.7% investment in Northtown Mall Partners ("Northtown") which is shown as "Equity interest in net liabilities of the joint venture" on the balance sheet. The Partnership had a 43% investment in the Fort Worth Option Joint Venture ("Fort Worth"), a 43% investment in the Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in the Moraine West Carrollton Joint Venture ("Moraine"). The Partnership no longer has an investment in Fort Worth, Burlington or Moraine due to the sale of Fort Worth's last investment property, the foreclosure of Burlington's investment property and the dissolution of Moraine during 1994 and 1995. The condensed balance sheet information as of June 30, 1996, for Northtown and Burlington is as follows:


              Assets                              Northtown     Burlington
              Cash                                 $   152        $  26
              Other assets                           7,338            2
              Investment properties, net            25,276           --
                 Total                             $32,766        $  28


Note B - Investment in Joint Ventures (continued)

Liabilities and Partners' (Deficit) Capital


                                           Northtown       Burlington
           Other liabilities                $  3,241        $   17
           Notes payable                      51,564            --
           Partners' (deficit) capital       (22,039)           11
              Total                         $ 32,766        $   28


The condensed profit and loss statements for the three and six months ended June 30, 1996 and 1995, for the joint ventures are summarized as follows:

                                 Fort Worth                     Northtown
                                        Three Months Ended June 30,
                              1996           1995          1996           1995

 Revenues                    $   --           $ 38        $ 2,417       $ 2,654
 Costs and expenses              --           (200)        (3,271)       (3,311)
 Bad debt recovery               --          1,933             --            --
 Net income (loss)           $   --        $ 1,771        $  (854)      $  (657)


                                 Burlington                     Moraine
                                        Three Months Ended June 30,
                              1996           1995          1996           1995

 Revenues                    $  --           $ 105         $  --           $ --
 Costs and expenses             --            (164)           --             --
 Net loss                    $  --           $ (59)        $  --           $ --


Note B - Investment in Joint Ventures (continued)

                                 Fort Worth                     Northtown
                                         Six Months Ended June 30,
                                1996         1995          1996           1995

 Revenues                     $    --      $   212        $ 4,990       $ 5,197
 Costs and expenses                --         (323)        (6,564)       (6,458)
 Bad debt recovery                 --        1,933             --            --
 Loss on sale of
 investment property               --          (42)            --            --
 Net income (loss)            $    --      $ 1,780        $(1,574)      $(1,261)

                                 Burlington                     Moraine
                                         Six Months Ended June 30,
                                1996         1995          1996           1995

 Revenues                      $  11         $ 237         $  --          $  13
 Costs and expenses               --          (425)           --             (1)
 Net income (loss)             $  11         $(188)        $  --          $  12

The Partnership's equity in the losses of the joint ventures was $1,048,000 and $208,000 for the six months ended June 30, 1996 and 1995, respectively.

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

The following amounts owed to the General Partner and affiliates during each of the six months ended June 30, 1996 and 1995, were paid or accrued:

                                                  1996        1995
                                                   (in thousands)

        Property management fees                $  70        $  75
        Lease commissions                          63           26
        Reimbursement for services of
            affiliates                            114          172

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

As part of the settlement with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Factory Merchant's Mall
    Pigeon Forge, Tennessee (1)                    88%          90%

 Eastgate Market Place
    Walla Walla, Washington (2)                    92%          94%

(1) Nationwide the outlets mall industry is not performing well. Potential customers of the outlets mall industry are realizing that these malls may not offer large discounts and therefore customers are shopping at more convenient locations.

(2) The General Partner is considering a redevelopment of this property. The redevelopment would include a facelift to the store front and decreasing the number of tenants at the property by converting smaller spaces into larger retail spaces.

The Partnership realized a net loss of $1,090,000 for the six months ended June 30, 1996, as compared to net income of $1,583,000 for the six months ended June 30, 1995. The Partnership realized net loss of $747,000 for the three months ended June 30, 1996, as compared to net income of $2,194,000 for the three months ended June 30, 1995. The increase in the net loss for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is primarily due to a bad debt recovery of $1,906,000 in 1995 and an increase in the equity in the loss of the joint ventures from 1995 to 1996 (see discussion below).

The decrease in rental income for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is a result of a decrease in occupancy at Eastgate Market Place and Factory Merchants Mall. Operating expenses increased primarily due to the amortization of lease commissions for a tenant that moved out of Eastgate Market Place and an increase in merchant association dues at Factory Merchants Mall. General and administrative expenses decreased primarily due to a decrease in partnership accounting, investor services and asset management cost reimbursements. Maintenance expense decreased due to increased repairs and maintenance expenses and cleaning costs in 1995 at Factory Merchants Mall in an effort to increase the attractiveness of the property. At June 30, 1995, the Partnership realized partial recovery of the note receivable that the Partnership has from Fort Worth. The entire note receivable ($5,000,000) had previously been reserved. The $1,906,000 of bad debt recovery in 1995 represents $1,961,000 proceeds received from Fort Worth offset in part by $55,000 in bad debt expense resulting from a review of the collectibility of past due accounts from tenants at Factory Merchant's Mall and Eastgate Market Place. During the six months ended June 30, 1996, the Partnership recognized bad debt recovery of $48,000 from AMIT (see discussion at "Note C") and $61,000 from Fort Worth as payment on its note payable to the Partnership. As mentioned previously, the receivables on the Partnership's books had been fully reserved. In addition, there was $100,000 in bad debt recovered from tenants of the Partnership's investment properties that had been previously reserved.

The Partnership's equity in the losses of the joint ventures is $1,048,000 and $208,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in the equity in loss of joint ventures can be attributed to bad debt recovery for Fort Worth in 1995 as a result of AMIT's note payment to Fort Worth. The increased loss at Northtown is attributable to a decrease in rental income and an increase in insurance and real estate tax expense.

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

At June 30, 1996, the Partnership had unrestricted cash of $2,951,000 compared to $2,902,000 at June 30, 1995. Net cash provided by operating activities increased due to a decrease in accounts receivable offset, in part, by an increased net loss. Net cash flow from investing activities decreased as a result of a non-recurring distribution received from Moraine in 1995 and a collection on the note receivable from Fort Worth in 1995. Net cash used in financing activities increased due to additional loan costs incurred, in an effort to refinance the mortgage indebtedness secured by Factory Merchants Mall. The Northtown Mall property has continued to experience cash shortfalls and has been dependent upon the Partnership and Angeles Income Properties Ltd. III (the 33.3% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements for this property (see discussion below for the General Partner's plans regarding this investment property).

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $14,319,000, which is secured by the Factory Merchant's Mall investment property, matures in December 1997. The General Partner is currently in negotiations to refinance this indebtedness, however, the outcome of such negotiations cannot presently be determined. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in the first six months of 1996 or 1995.

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

A purchase agreement was executed on May 8, 1994, for the sale of all of the Moraine properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine made a final distribution of $1,931,000 in 1995, of which the Partnership's pro-rata share was $966,000, and the joint venture was then dissolved.

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

MAE GP, an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Additionally, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "Account") for the properties and partnerships managed by Angeles and its affiliates, including the Partnership. Angeles caused the Partnership to make deposits to the Account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other partnerships. However, of these total deposits, at least $81,000 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the General Partner of the Partnership determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

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

    b)  Reports on Form 8-K:

        None filed during the three months ended June 30, 1996.





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



                                 Date: August 13, 1996