Form 10QSB
period 1996-09-30
ANGELES INCOME PROPERTIES LTD IV
filed 1996-11-13
CIK 763049

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


              For the quarterly period ended September 30, 1996


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

ITEM 1.  FINANCIAL STATEMENTS


a)                    ANGELES INCOME PROPERTIES. LTD. IV

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1996

Assets
   Cash and cash equivalents:
      Unrestricted                                                      $  2,831
      Restricted--tenant security deposits                                     6
   Accounts receivable, net of allowance of $72                              188
   Escrow for taxes                                                          148
   Other assets                                                              589
   Investment properties:
    Land                                                    $  2,708
    Buildings and related personal property                   20,134
                                                              22,842
    Less accumulated depreciation                            (11,240)     11,602
                                                                        $ 15,364

Liabilities and Partners' Deficit

Liabilities
   Accounts payable                                                     $     25
   Tenant security deposits                                                   10
   Accrued taxes                                                             134
   Other liabilities                                                         186
   Mortgage note payable                                                  14,242
   Equity interest in net liabilities of
     joint ventures, net of advances of $1,632 (Note B)                   13,586

Partners' Deficit
   General partner                                          $ (1,395)
   Limited partners (131,760
      units issued and outstanding)                          (11,424)    (12,819)
                                                                        $ 15,364

         See Accompanying Notes to Consolidated Financial Statements


b)                       ANGELES INCOME PROPERTIES, LTD. IV

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   1996        1995        1996        1995
Revenues:
 Rental income                   $   989    $  1,570    $  3,038    $  3,700
 Other income                         42          79         112         153
   Total revenue                   1,031       1,649       3,150       3,853

Expenses:
 Operating                           308         285         988         819
 General and administrative          123          99         301         313
 Maintenance                         185          85         333         251
 Depreciation                        263         276         782         828
 Interest                            363         370       1,095       1,116
 Property taxes                       56          53         169         160
 Bad debt (recovery),
  expense net                        (23)         37        (232)         92
   Total expenses                  1,275       1,205       3,436       3,579

 Equity in loss of
   joint ventures                   (475)       (729)     (1,523)       (937)

        Net loss                 $  (719)   $   (285)   $ (1,809)   $   (663)

Net loss allocated
 to general partners (2%)        $   (14)   $     (6)   $    (36)   $    (13)
Net loss allocated
 to limited partners (98%)          (705)       (279)     (1,773)       (650)

        Net loss                 $  (719)   $   (285)   $ (1,809)   $   (663)

Net loss per
limited partnership unit         $ (5.35)   $  (2.12)   $ (13.46)   $  (4.93)


          See Accompanying Notes to Consolidated Financial Statements

c)                         ANGELES INCOME PROPERTIES, LTD. IV

                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                    Limited
                                  Partnership  General     Limited
                                     Units     Partner     Partners       Total
Original capital contributions     131,800      $     1     $ 65,900   $ 65,901

Partners' deficit at
  December 31, 1995                131,760      $(1,359)    $ (9,651)  $(11,010)

Net loss for the nine months
  ended September 30, 1996                          (36)      (1,773)    (1,809)

Partners' deficit at
  September 30, 1996               131,760      $(1,395)    $(11,424)  $(12,819)

              See Accompanying Notes to Consolidated Financial Statements

d)                         ANGELES INCOME PROPERTIES, LTD. IV

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (in thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                      1996        1995
Cash flows from operating activities:
  Net loss                                           $(1,809)    $ (663)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Equity in income of joint ventures                 1,523        937
    Depreciation                                         782        828
    Bad debt (recovery) expense                         (232)        92
    Amortization of loan costs and leasing
      commissions                                        170         86
    Change in accounts:
       Restricted cash                                     2         --
       Accounts receivable                               148       (409)
       Escrows for taxes                                  75          1
       Other assets                                      (45)       (55)
       Accounts payable                                  (38)       (10)
       Tenant security deposit liabilities                 2         (1)
       Accrued taxes                                     (13)        (9)
       Other liabilities                                  44        (14)

        Net cash provided by operating
         activities:                                     609        783

Cash flows from investing activities:
  Property improvements and replacements                (103)       (89)
  Advances to joint venture                             (741)      (646)
  Distributions from joint venture                        --        966
  Proceeds from note receivable                          109      2,111

        Net cash (used in) provided by
         investing activities                           (735)     2,342

Cash flows from financing activities:
  Payments on mortgage notes payable                    (227)      (206)
  Loan costs                                            (242)        --

        Net cash used in financing activities           (469)      (206)

Net (decrease) increase in cash                         (595)     2,919

Cash at beginning of period                            3,426        548

Cash at end of period                                $ 2,831     $3,467

Supplemental disclosure of cash flow information
  Cash paid for interest                             $ 1,064     $1,085

          See Accompanying Notes to Consolidated Financial Statements

e)                       ANGELES INCOME PROPERTIES, LTD. IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. IV's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership has a 66.7% investment in Northtown Mall Partners ("Northtown") which is shown as "Equity interest in net liabilities of the joint venture" on the balance sheet. The Partnership had a 43% investment in the Fort Worth Option Joint Venture ("Fort Worth"), a 43% investment in the Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in the Moraine West Carrollton Joint Venture ("Moraine"). As of December 31, 1995, the Partnership no longer had an investment in Fort Worth, Burlington or Moraine due to the sale of Fort Worth's last investment property, the foreclosure of Burlington's investment property and the dissolution of Moraine during 1995. The condensed balance sheet information as of September 30, 1996, for Northtown is as follows:


             Assets                                     Northtown
                                                      (in thousands)

             Cash                                      $    662
             Other assets                                 6,586
             Investment properties, net                  25,815
               Total                                   $ 33,063


NOTE B - INVESTMENT IN JOINT VENTURES (CONTINUED)


Liabilities and Partners' Deficit
                                                     Northtown
                                                   (in thousands)

            Other liabilities                        $  4,339
            Notes payable                              51,476
            Partners' (deficit) capital               (22,752)
              Total                                  $ 33,063


The condensed profit and loss statements for the three and nine months ended September 30, 1996 and 1995, for the joint ventures are summarized as follows:


                                     Three Months Ended September 30,
                                             (in thousands)
                                  Fort Worth                    Northtown
                              1996        1995            1996           1995

Revenues                   $   --       $     2         $ 2,564        $ 2,547
Costs and expenses             --          (133)         (3,277)        (3,373)
Net loss                   $   --       $  (131)        $  (713)       $  (826)


                                     Three Months Ended September 30,
                                              (in thousands)
                                   Burlington                     Moraine
                              1996           1995           1996          1995

Revenues                    $  --         $  38          $  --           $ --
Costs and expenses            (11)         (328)            --             --
Net loss                    $ (11)        $(290)         $  --           $ --



                                       Nine Months Ended September 30,
                                               (in thousands)
                                   Fort Worth                    Northtown
                            1996           1995           1996          1995

Revenues                  $    --        $   214        $ 7,554       $ 7,744
Costs and expenses             --           (456)        (9,841)       (9,831)
Bad debt recovery              --          1,933             --            --
Loss on sale of
investment property            --            (42)            --            --
Net income (loss)         $    --        $ 1,649        $(2,287)      $(2,087)


NOTE B - INVESTMENT IN JOINT VENTURES (CONTINUED)


                                      Nine Months Ended September 30,
                                Burlington                       Moraine
                             1996           1995           1996           1995

Revenues                    $  11         $ 223          $  --          $  13
Costs and expenses            (11)         (701)            --             (1)
Net income (loss)           $  --         $(478)         $  --          $  12


The Partnership's equity in the losses of the joint ventures was approximately $1,523,000 and $937,000 for the nine months ended September 30, 1996 and 1995, respectively.

The Partnership accounts for its 66.7% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership records its equity interest in earnings or losses of the joint venture; however, the investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture. The increase in net loss at Northtown is attributable to a decrease in rental income and an increase in insurance and real estate taxes.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts owed to the General Partner and affiliates during each of the nine months ended September 30, 1996 and 1995, were paid or accrued:

                                                1996         1995
                                                  (in thousands)

 Property management fees (included in
   operating expenses)                          $ 100       $ 130
 Lease commissions                                 66          48
 Reimbursement for services of
   affiliates (included in general and
   administrative)                                180         245


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)


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

On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT obligation. The actual closing of the Settlement Agreement occurred April 14, 1995. The Partnership's claim against AMIT was satisfied by a cash payment to Fort Worth by AMIT totaling $1,933,000 (the "Settlement Amount") plus interest at closing. These funds were applied against the Partnership's note receivable from Fort Worth (see discussion below). On August 9, 1995, Fort Worth and Angeles entered into an agreement in principle regarding the allowance of an amended claim for the deficiency between the original principal and the Settlement Amount (the
"deficiency").  The amended claim       equaled 90% of the deficiency, or
$276,000. In January 1996, the Partnership received $48,000 from AMIT as payment on the deficiency.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same time period.

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


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

The Partnership may make advances to the affiliated joint ventures as deemed appropriate by the General Partner. At this time, the General Partner does not anticipate making significant advances to Northtown in the future. These advances do not bear interest and do not have stated terms of repayment.

NOTE D - SUBSEQUENT EVENT - MORTGAGE NOTE REFINANCE

On October 1, 1996, Factory Merchants AIP IV, L.P. ("FM"), a Delaware limited partnership, refinanced the mortgage debt secured by Factory Merchants Mall.
AIP IV G.P. Limited Partnership owns a 1% general partner interest and Merchants Mall Joint Venture owns a 99% limited partner interest in FM. Merchants Mall Joint Venture is a Tennessee general partnership in which the Partnership and Angeles Realty Corporation II, the Partnership's general partner, own 99.5% and
 .5% general partner interests, respectively. FM paid off debt and accrued interest of approximately $14,522,000 at closing and paid closing costs and funded tax and insurance escrows and a deferred maintenance reserve with $15,400,000 of proceeds from the new debt. The new loan matures on November 1, 2006 and carries a 9.75% interest rate.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Factory Merchant's Mall
  Pigeon Forge, Tennessee (1)                      89%         90%

Eastgate Market Place
  Walla Walla, Washington (2)                      92%         94%

(1)Nationwide the outlets mall industry is not performing well. Potential customers of the outlets mall industry are realizing that these malls may not offer large discounts and therefore customers are shopping at more convenient locations.

(2)The General Partner is considering a redevelopment of this property. The redevelopment would include a facelift to the store front and decreasing the number of tenants at the property by converting smaller spaces into larger retail spaces.

The Partnership recorded a net loss of approximately $1,809,000 for the nine months ended September 30, 1996, as compared to a net loss of approximately $663,000 for the nine months ended September 30, 1995. The Partnership recorded a net loss of approximately $719,000 for the three months ended September 30, 1996, as compared to a net loss of approximately $285,000 for the three months ended September 30, 1995. The increase in the net loss for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is primarily due to a decrease in rental income and an increase in the equity in the loss of the joint ventures from 1995 to 1996 (see discussion below).

The decrease in rental income for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is a result of a decrease in rental revenue at Factory Merchants Mall. The decrease in other income is due to a drop in tenant reimbursement for outdoor signage at Factory Merchants Mall, which decreased because the mall was forced to take down the signs in 1996. Operating expenses increased primarily due to the amortization of lease commissions for a tenant that moved out of Eastgate Market Place and an increase in merchant association dues at Factory Merchants Mall. Maintenance expense increased due to an exterior painting project at Factory Merchant's Mall in 1996 in an effort to increase the attractiveness of the property. During the nine months ended September 30, 1996, the Partnership recognized bad debt recovery of $48,000 from AMIT (see discussion at "Note C") and $61,000 from Fort Worth as payment on its note payable to the partnership. In addition, there were debt recoveries from tenants of the Partnership's investment properties that had been previously reserved.

The Partnership's equity in the losses of the joint ventures increased for the nine months ended September 30, 1996, versus September 30, 1995. The increase in the equity in loss of joint ventures can be attributed to bad debt recovery for Fort Worth in early 1995 as a result of AMIT's note payment to Fort Worth, and an increase in the loss at Northtown which is attributable to a decrease in rental income and an increase in insurance and real estate tax expense. These increases in the equity in loss of joint venture was partially offset by the Partnership's share of losses from Fort Worth and Burlington in 1995.

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

At September 30, 1996, the Partnership had unrestricted cash of $2,831,000 compared to $3,467,000 at September 30, 1995. Net cash provided by operating activities decreased due to an increase in the net loss (discussed above) offset, in part, by decreases in accounts receivable and other assets. Net cash flow from investing activities decreased as a result of a non-recurring distribution received from Moraine and a collection on the note receivable from Fort Worth in 1995. Net cash used in financing activities increased due to loan costs incurred in an effort to refinance the mortgage indebtedness secured by Factory Merchants Mall. The Partnership advanced money to Northtown during the nine months ended September 30, 1996, to pay for tenant improvements, supervisory fees and debt service.

On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. The lender has indicated that it may exercise the Option. If the lender does exercise the Option, the Managing General Partner does not believe the sale of the property will occur until 1997. Currently, it is believed that the fair market value of the property will be less than the underlying debt that secures the property. If the Option is exercised, the Partnership will write-off its equity interest in net liabilities of joint venture which would result in the recording of a significant gain to the Partnership. Also, the General Partner is currently negotiating with a third party as a possible source of an equity infusion, if the current lender does not exercise their option to acquire Northtown. At this time, the Partnership does not anticipate making significant advances to Northtown in the future.

A purchase agreement was executed on May 8, 1994, for the sale of all of the Moraine properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine made a final distribution of approximately $1,931,000 in 1995, of which the Partnership's pro-rata share was $966,000, and the joint venture was then dissolved.

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

On October 1, 1996, Factory Merchants AIP IV, L.P. ("FM"), a Delaware limited partnership, refinanced the mortgage debt secured by Factory Merchants Mall.
AIP IV G.P. Limited Partnership owns a 1% general partner interest and Merchants Mall Joint Venture owns a 99% limited partner interest in FM. Merchants Mall Joint Venture is a Tennessee general partnership in which the Partnership and Angeles Realty Corporation II, the Partnership's general partner, own 99.5% and
 .5% general partner interests, respectively. FM paid off debt and accrued interest of approximately $14,522,000 at closing and paid closing costs and funded tax and insurance escrows and a deferred maintenance reserve with $15,400,000 of proceeds from the new debt. The new loan matures on November 1, 2006 and carries a 9.75% interest rate.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The
mortgage indebtedness of $14,242,000,   which is secured by the Factory
Merchant's Mall investment property, matures in December 1997. The General Partner is currently in negotiations to refinance this indebtedness, however, the outcome of such negotiations cannot presently be determined. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in the first nine months of 1996 or 1995.

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

On November 9, 1994, Fort Worth executed a definitive Settlement Agreement to settle the dispute with respect to the AMIT obligation. The actual closing of the Settlement occurred April 14, 1995. The Partnership's claim against AMIT was satisfied by a cash payment by AMIT totaling $1,933,000 (the "Settlement Amount") plus interest at closing. These funds were applied against the Partnership's note receivable from Fort Worth. On August 9, 1995, Fort Worth and Angeles entered into an agreement in principle regarding the allowance of an amended claim for the deficiency between the original principal and the Settlement Amount (the "deficiency"). The amended claim equaled 90% of the deficiency, or $276,000. In January 1996, the Partnership received $48,000 from AMIT as payment on the deficiency.

MAE GP, an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented
by the shares held by MAE GP would      approximate 1.2% of the vote).  Between
the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same time period.

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

   b) Reports on Form 8-K: None filed during the nine months ended September 30, 1996.


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


                           Date: November 12, 1996