Form 10QSB/A
period 1996-06-30
ANGELES INCOME PROPERTIES LTD IV
filed 1996-12-16
CIK 763049

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                  Form 10-QSB/A

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
                                                                             $ 15,733

           See Accompanying Notes to Consolidated Financial Statements

b)                     ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (in thousands, except unit data)

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                         1996         1995         1996        1995
 Revenues:
     Rental income                     $   953       $ 1,057     $ 2,049      $ 2,130
     Other income                           44            66          70           74
           Total revenues                  997         1,123       2,119        2,204

 Expenses:
     Operating                             388           254         680          534
     General and administrative             98           107         178          214
     Maintenance                            85           100         148          166
     Depreciation                          260           276         519          552
     Interest                              365           372         732          746
     Property taxes                         56            54         113          107
     Bad debt (recovery) expense,          (77)           28        (209)          55
           Total expenses                1,175         1,191       2,161        2,374

 Loss before
    equity in (loss) income
    of joint ventures                     (178)          (68)        (42)        (170)

    Equity in (loss) income
       of joint ventures                  (569)          301      (1,048)        (208)

          Net (loss) income            $  (747)      $   233     $(1,090)     $  (378)

 Net (loss) income allocated
    to general partner (2%)            $   (15)      $     5     $   (22)     $    (8)
 Net (loss) income allocated
    to limited partners (98%)             (732)          228      (1,068)        (370)

          Net (loss) income            $  (747)      $   233     $(1,090)     $  (378)

 Net (loss) income per
    limited partnership unit           $ (5.56)      $  1.73     $ (8.11)     $ (2.81)

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

           See Accompanying Notes to Consolidated Financial Statements

d)                     ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                            1996         1995
 Cash flows from operating activities:
    Net loss                                              $(1,090)      $  (378)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Equity in loss of joint ventures                     1,048           208
       Depreciation                                           519           552
       Bad debt recovery                                     (209)           55
       Amortization of loan costs and leasing
        commissions                                           115            57
   Change in accounts:
       Restricted cash                                          2             1
       Accounts receivable                                    148          (190)
       Escrows for taxes                                       40            54
       Other assets                                           (48)          (39)
       Accounts payable                                       (18)            1
       Tenant security deposit liabilities                      2            (1)
       Accrued taxes                                          (70)          (63)
       Other liabilities                                       19            38

            Net cash provided by operating activities         458           295

 Cash flows from investing activities:
   Capital improvements                                       (90)          (87)
   Advances to joint venture                                 (631)         (646)
   Distributions from joint venture                            --           966
   Proceeds from note receivable - Fort Worth                 109         1,962

            Net cash (used in) provided by
                investing activities                         (612)        2,195

 Cash flows from financing activities:
   Payments on mortgage notes payable                        (150)         (136)
   Additions to loan costs                                   (171)           --

            Net cash used in financing activities            (321)         (136)

 Net (decrease) increase in cash                             (475)        2,354

 Cash and cash equivalents at beginning of period           3,426           548

 Cash and cash equivalents at end of period               $ 2,951       $ 2,902

 Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $   711       $   725

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

                                                  Northtown     Burlington
             Assets                                    (in thousands)
              Cash                                 $   152        $  26
              Other assets                           7,338            2
              Investment properties, net            25,276           --
                Total                              $32,766        $  28


Note B - Investment in Joint Ventures (continued)

Liabilities and Partners' (Deficit) Capital


                                           Northtown       Burlington
                                                 (in thousands)
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

The condensed profit and loss statements for the three and six months ended June 30, 1996 and 1995, for the joint ventures are summarized as follows:

                                   Fort Worth                     Northtown
                                           Three Months Ended June 30,
                                               (in thousands)
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


                                 Burlington                     Moraine
                                         Three Months Ended June 30,
                                              (in thousands)
                              1996           1995          1996           1995

 Revenues                    $  --           $ 105         $  --           $ --
 Costs and expenses             --            (164)           --             --
 Net loss                    $  --           $ (59)        $  --           $ --



Note B - Investment in Joint Ventures (continued)

                                 Fort Worth                     Northtown
                                         Six Months Ended June 30,
                                               (in thousands)
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

                                   Burlington                    Moraine
                                           Six Months Ended June 30,
                                                 (in thousands)
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

Note C - Transactions with Affiliated Parties (continued)

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

The Partnership realized a net loss of $1,090,000 for the six months ended June 30, 1996, as compared to a net loss of $378,000 for the six months ended June 30, 1995. The Partnership realized net loss of $747,000 for the three months ended June 30, 1996, as compared to net income of $233,000 for the three months ended June 30, 1995. The increase in the net loss for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is primarily due to an increase in the equity in the loss of the joint ventures from 1995 to 1996 (see discussion below).

The decrease in rental income for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is a result of a decrease in occupancy at Eastgate Market Place and Factory Merchants Mall. Operating expenses increased primarily due to the amortization of lease commissions for a tenant that moved out of Eastgate Market Place and an increase in merchant association dues at Factory Merchants Mall. General and administrative expenses decreased primarily due to a decrease in partnership accounting, investor services and asset management cost reimbursements. Maintenance expense decreased due to increased repairs and maintenance expenses and cleaning costs in 1995 at Factory Merchants Mall in an effort to increase the attractiveness of the property. Bad debt expense of $55,000 resulted from a review of the collectibility of past due accounts from tenants at Factory Merchant's Mall and Eastgate Market Place. During the six months ended June 30, 1996, the Partnership recognized bad debt recovery of $48,000 from AMIT (see discussion at "Note C"). In addition, there were bad debt recoveries from tenants of the Partnership's investment properties that had been previously reserved.

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

                                 Date: December 16, 1996