Form 10KSB
period 1996-12-31
ANGELES INCOME PROPERTIES LTD IV
filed 1997-03-27
CIK 763049

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [NO FEE REQUIRED]

For the transition period from        to

                        Commission file number 0-14283

                      ANGELES INCOME PROPERTIES, LTD. IV

       California                                      95-3974194
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
Greenville, South Carolina                                 29602
(Address of principal executive offices)                 (Zip Code)

                 Issuer's telephone number   (864)  239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Units

                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year.  $4,349,000

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 29, 1984. The Partnership's General Partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "General Partner" or "ARCII").

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

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Commercial Group, L.P. provides property management services to each of the Partnership's investment properties. The property in which the Partnership has a general partnership interest is managed by a third party. Moraine made a final distribution and was dissolved in 1995.

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



ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                              Date of
Property                     Purchase      Type of Ownership          Use

Eastgate Marketplace         08/29/86        Fee ownership      Commercial
 Walla Walla, Washington                                        141,366 sq.ft.

Factory Merchants Mall       05/22/86    Fee ownership subject  Commercial
 Pigeon Forge, Tennessee                  to a first mortgage   198,864 sq.ft.


The Partnership has a 66.7% investment in Northtown Mall Partners ("Northtown"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. III, a California partnership and an affiliate of the General Partner, to form Northtown. Northtown is accounted for on the Partnership's balance sheet using the equity method of accounting and is included in "Equity interest in net liabilities of joint venture". The property owned by Northtown, as of December 31, 1996, is summarized as follows:

                            Date of
Property                   Purchase      Type of Ownership   Use

Northtown Mall             06/28/85          66.7%         Commercial
                                                           806,730 sq.ft.


The Partnership had a 50% investment in Moraine West Carrollton Partners ("Moraine"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. III, a California partnership and an affiliate of the General Partner, to form Moraine. The investment property owned by Moraine was sold on July 21, 1994, to an unaffiliated party. Moraine made a final distribution and was dissolved in 1995.

Additionally, the Partnership had a 43% investment in the Fort Worth Option Joint Venture ("Fort Worth"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. V, a California partnership and an affiliate of the General Partner, to form Fort Worth. The remaining property owned by Fort Worth was sold on March 22, 1995, to an unaffiliated party.

Finally, the Partnership also had a 43% investment in Burlington Outlet Mall Joint Venture ("Burlington"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. III, a California partnership and an affiliate of the General Partner, to form Burlington. On October 30, 1995, Burlington lost its only investment property, Burlington Outlet Mall, through a foreclosure by an unaffiliated mortgage holder.

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                          Gross
                        Carrying    Accumulated                     Federal
Property                  Value    Depreciation    Rate   Method   Tax Basis

Eastgate Marketplace   $  2,774     $  1,988     5-20 yrs   (1)   $ 3,628
Factory Merchants Mall   20,092        9,521     5-20 yrs   (1)    11,398

                       $ 22,866     $ 11,509                      $15,026

(1) Straight line

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                          Principal                                   Principal
                          Balance At                                   Balance
                         December 31,  Interest   Period    Maturity   Due At
Property                     1996        Rate    Amortized    Date    Maturity

Factory Merchants Mall
  First mortgage         $  15,376      9.75%    25 years    10/2006   $ 12,955

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                                Average Annual                  Average
                                 Rental Rates                  Occupancy
Property                        1996          1995          1996       1995

Eastgate Marketplace        $ 2.95/s.f.   $ 3.29/s.f.     92% (1)       94%
Factory Merchants Mall       13.28/s.f.    13.94/s.f.     91% (2)       91%


  (1) The General Partner is presently in negotiations to lease an additional 25,000 square feet of space. The General Partner is hopeful that such negotiations will lead to occupancy of this space in 1997.

  (2)  Nationwide the outlets mall industry is not performing well.

As noted in "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other commercial buildings in the area. The General Partner believes that all of the properties are adequately insured.


The following is a schedule of the lease expirations for the years 1997-2006:


                               Number of                             % of Gross
                              Expirations  Square Feet  Annual Rent  Annual Rent

Eastgate Marketplace
            1997                   1        46,000     $   62,100     15.44%
            1998                   2         3,264         25,881      6.43%
            1999                   -            --            --         --
            2000                   1         1,150         11,362      2.82%
          2001-2006                -            --             --        --

Factory Merchants Mall
            1997                   3         8,271     $   76,868      3.13%
            1998                   6        22,916        326,672     13.32%
            1999                  10        36,547        474,292     19.33%
            2000                   5        17,757        285,923     11.66%
            2001                  15        77,530      1,172,125     47.78%
            2002                   -            --             --        --
            2003                   -            --             --        --
            2004                   1         8,680        117,180      4.78%
            2006                   -            --             --        --

The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for Eastgate Marketplace:


      Nature of        Square Footage      Annual Rent
       Business              Leased      Per Square Foot    Lease Expiration

       Retail              38,524             $4.40             11/30/07
       Retail              22,400              3.16             02/13/14
       Retail              46,000              1.35             09/30/97

Factory Merchants Mall has no tenants occupying 10% or more of the leasable square footage.

Real estate taxes and rates in 1996 for each property were:
(dollar amounts in thousands)


                                         1996             1996
                                        Billing           Rate

Eastgate Marketplace                   $  71             1.45%
Factory Merchants Mall                   138             1.37%

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

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.


                                   PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 131,800 Limited Partnership Units during its offering period through April 24, 1986, and currently has 131,585 Limited Partnership Units and 5,944 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

During 1996, the number of Limited Partnership Units decreased by 175 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership recognized a net loss of $2,285,000 for the year ended December 31, 1996, versus net income of $1,447,000 for the year ended December 31, 1995. The decrease in income for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is primarily due to a decrease in revenues and tenant reimbursements, as well as an increased loss from the joint venture (see discussion below).

The decrease in rental revenue for the year ended December 31, 1996, as compared to the year ended December 31, 1995, is a result of a decrease in percentage rent and a decrease in common area maintenance reimbursements at Factory Merchant's Mall. Nationwide the outlets mall industry is not performing well. Potential customers of the outlets mall industry are realizing that these malls may not offer large discounts and, therefore, customers are shopping at more convenient locations. Maintenance expense increased due to an exterior painting project at Factory Merchant's Mall in 1996 in an effort to increase the attractiveness of the property. During 1996, the Partnership recognized bad debt recovery of $48,000 from AMIT (see "Note D") and $61,000 from Fort Worth as payment on its note payable to the Partnership. In addition, there were debt recoveries from tenants of the Partnership's investment properties that had been previously reserved.

The increased net loss can also be attributed to the $284,000 loss on early extinguishment of debt related to the refinance of Factory Merchant's Mall (see "Note B"). $234,000 of the loss is due to prepayment penalties relating to the old mortgage and $50,000 of the loss is due to the write-off of unamortized loan costs.

The Partnership's equity in the losses of the joint venture is $1,578,000 for the year ended December 31, 1996, and the Partnership's equity in the income of the joint ventures was $1,350,000 for the year ended December 31, 1995. The change in the equity in the income of the joint venture(s) can be attributed to $1,933,000 in bad debt recovery for Fort Worth in 1995, as a result of AMIT's note payment to Fort Worth, and due to the $5,174,000 extraordinary gain on debt forgiveness at Fort Worth in 1995. Additionally, Burlington recognized a $2,607,000 gain on the foreclosure of it's investment property in 1995.

Included in maintenance expenses for the year ended December 31, 1996, is $130,000 of major repairs and maintenance mainly comprised of exterior building repairs and painting.

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

At December 31, 1996, the Partnership had unrestricted cash of $3,308,000 versus $3,425,000 at December 31, 1995. Net cash provided by operating activities decreased in 1996 due to the decrease in income. Net cash flow from investing activities decreased as a result of a non-recurring distribution received from Moraine in 1995, collection on the note receivable from Fort Worth in 1995, and deposits to restricted escrows in association with the refinancing of the debt secured by Factory Merchant's Mall in October 1996. Net cash flow from financing activities resulted from the refinancing of the debt secured by Factory Merchant's Mall.

Northtown is in default on its non-recourse mortgage note payable due to allowing a mechanics lien to remain on its mortgaged property, which is in violation of its mortgage agreement. The Partnership incurred significant costs for tenant improvements and other expenditures for a new tenant during 1996. In November 1996, the lender and the Partnership disagreed on the funding for these costs, resulting in the Partnership refusing to authorize any further disbursements from its "Improvements and Leasing Commissions Reserve Escrow" to pay the remaining balance of approximately $1 million due to the contractors and other vendors. In January 1997, the contractors filed a mechanics lien against the property. The Partnership and the lenders are presently in negotiations to settle their disagreement over the funding of the tenant improvements. Upon settlement, the Partnership will authorize the remaining payments to the contractors and vendors and ensure that the mechanics lien will be removed. There can be no assurance that these negotiations will be successful.

On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby the lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. The option expires in 2006. In accordance with the Option, the lender gave notice to Northtown in November 1996, that it intended to exercise this Option. The lender and Northtown have begun the determination of the property's fair value as defined in the Option and in the loan agreement. If the determined fair value exceeds the annual appraisal by more than 5%, the lender may withdraw its exercise of the Option and the Option continues in full force. The fair value of the property, as defined in the Option and loan agreement, has not been determined; therefore, Northtown cannot presently determine if the property will be sold.

On October 1, 1996, the Partnership, through its 99.99% owned subsidiary (Factory Merchants AIP IV, L.P. ("FM")), refinanced the mortgage debt secured by Factory Merchants Mall. FM paid off debt of $14,242,000 and incurred penalty costs of $234,000 at closing. The new loan, in the principal amount of $15,400,000, matures in October 2006 and carries a 9.75% interest rate.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near term needs of the Partnership. The mortgage indebtedness of $15,376,000, which is secured by the Factory Merchant's Mall investment property, matures in October 2006, at which time the property will be refinanced or the property will be sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in 1996 and 1995.


ITEM 7.     FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. IV

LIST OF FINANCIAL STATEMENTS


  Report of Independent Auditors

  Consolidated Balance Sheet -  December 31, 1996

  Consolidated Statements of Operations - Years ended December 31, 1996 and
   1995

  Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
   1995

  Notes to Consolidated Financial Statements


              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. IV


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. IV as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. IV as of December 31, 1996 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                     /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 1997

                       ANGELES INCOME PROPERTIES, LTD. IV

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1996
                        (in thousands, except unit data)


Assets
  Cash:
    Unrestricted                                                $   3,308
    Restricted--tenant security deposits                                6
  Accounts receivable, net of allowance
    of $128                                                           246
  Escrows for taxes and insurance                                     295
  Restricted escrows                                                  309
  Other assets                                                        607
  Investment properties  (Notes B and E):
    Land                                      $    2,708
    Buildings and related personal
      property                                    20,158
                                                  22,866
    Less accumulated depreciation                (11,509)          11,357

                                                                $  16,128

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                              $      81
  Tenant security deposits                                              9
  Accrued taxes                                                       138
  Other liabilities                                                   177
  Mortgage note payable (Notes B and E)                            15,376
  Equity interest in net liabilities of
    joint venture, net of advances of
    $1,632 (Note F)                                                13,642

Partners' Deficit
  General partner                            $   (1,405)
  Limited partners  (131,585
    units issued and outstanding)               (11,890)          (13,295)

                                                                $  16,128

          See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. IV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                 Years Ended December 31,
                                                      1996           1995
Revenues:
  Rental income                                   $    4,196     $    4,870
  Other income                                           153            191
    Total revenues                                     4,349          5,061

Expenses:
  Operating                                            1,344          1,250
  General and administrative                             387            419
  Maintenance                                            471            306
  Depreciation                                         1,051          1,112
  Interest                                             1,485          1,483
  Property taxes                                         211            222
  Bad debt (recovery) expense, net                      (177)           172
    Total expenses                                     4,772          4,964

  (Loss) income before equity in (loss)
    income of joint venture(s) and
    extraordinary item                                  (423)            97

Equity in (loss) income of joint
  venture(s) (Note F)                                 (1,578)         1,350

  (Loss) income before extraordinary item             (2,001)         1,447

Extraordinary item - loss on early
  extinguishment of debt (Note B)                       (284)            --

    Net (loss) income                             $   (2,285)    $    1,447

(Loss) income allocated to general
  partner (2%)                                    $      (46)    $       29

(Loss) income allocated to limited
  partners (98%)                                      (2,239)         1,418

    Net (loss) income                             $   (2,285)    $    1,447

Per limited partnership unit:
  (Loss) income before extraordinary item         $   (14.88)    $    10.76
   Extraordinary item                                  (2.11)            --
    Net (loss) income                             $   (16.99)    $    10.76

         See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. IV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                  Limited
                                Partnership   General     Limited
                                   Units      Partner     Partners     Total

Original capital contributions   131,800     $       1   $  65,900   $  65,901

Partners' deficit at
 December 31, 1994               131,760     $  (1,388)  $ (11,069)  $ (12,457)

Net income for the year
 ended December 31, 1995              --            29       1,418       1,447

Partners' deficit at
 December 31, 1995               131,760        (1,359)    (9,651)     (11,010)

Abandonment of limited
 partnership units (Note I)         (175)           --          --          --

Net loss for the year ended
 December 31, 1996                    --           (46)     (2,239)     (2,285)

Partner's deficit at
 December 31, 1996               131,585     $  (1,405)  $ (11,890)  $ (13,295)


         See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. IV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                   Years Ended December 31,
                                                       1996           1995

Cash flows from operating activities:
  Net (loss) income                                $  (2,285)     $   1,447
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
    Equity in loss (income) of joint ventures          1,578         (1,350)
    Depreciation                                       1,051          1,112
    Bad debt (recovery) expense, net                    (177)           172
    Amortization of loan costs and leasing
      commissions                                        195            145
    Extraordinary item - loss on early
      extinguishment of debt                             284             --
  Change in accounts:
    Restricted cash                                        1              1
    Accounts receivable                                   35           (281)
    Escrows for taxes                                    (72)           (52)
    Other assets                                         (42)           (99)
    Accounts payable                                      18             24
    Tenant security deposit liabilities                    1             (1)
    Accrued taxes                                         (9)            15
    Other liabilities                                     37            (35)

         Net cash provided by operating
            activities                                   615          1,098

Cash flows from investing activities:
  Property improvements and replacements                (127)          (271)
  Deposits to restricted escrows                        (309)            --
  Distributions from joint venture                        --            966
  Advances to joint ventures                            (741)          (750)
  Proceeds from notes receivable                         109          2,112

         Net cash (used in) provided by
            investing activities                      (1,068)         2,057

Cash flows from financing activities:
  Payments on mortgage notes payable                    (251)          (278)
  Repayment of mortgage note payable                 (14,242)            --
  Proceeds from refinancing of debt                   15,400             --
  Loan costs                                            (337)            --
  Debt extinguishment costs                             (234)            --

         Net cash provided by (used in)
            financing activities                         336           (278)

Net (decrease) increase in cash and cash
  equivalents                                           (117)         2,877
Unrestricted cash and cash equivalents at
  beginning of year                                    3,425            548
Unrestricted cash and cash equivalents at end
  of year                                          $   3,308      $   3,425
Supplemental disclosure of cash flow
  information:
  Cash paid for interest                           $   1,439      $   1,443


          See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. IV

                   Notes to Consolidated Financial Statements

                                 December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") is a California limited partnership organized on June 29, 1984, to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership owns and operates two commercial properties, located in Walla Walla, Washington and Pigeon Forge, Tennessee, and owns a general partner interest in a third commercial property located near Minneapolis, Minnesota.

Principles of Consolidation: The financial statements include all of the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately on the financial statements.

Investment in Joint Ventures: The Partnership accounts for its investments in joint ventures using the equity method of accounting (see "Note F"). Under the equity method of accounting, the Partnership records its equity interest in earnings or losses of the joint ventures; however, the investment in the joint ventures will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint ventures.

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

Cash and Cash Equivalents - Unrestricted Cash: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from some lessees for the duration of the lease and considers the deposits to be restricted cash. Deposits are refunded when the tenant vacates the commercial space if there has been no damage to the area.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Loan Costs: Loan costs of $337,000, which are included in "Other assets" in the accompanying balance sheet, are being amortized on a straight-line basis over the life of the loan. Current accumulated amortization is $8,000.

Leases: Commercial building lease terms are generally for one to twenty years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent totaled $235,000 in 1996 and $485,000 in 1995.

Lease Commissions: Lease commissions, which are included in "Other assets" in the accompanying balance sheet, of $624,000 are being amortized on a straight-line basis over the terms of the respective leases. Current accumulated amortization is $408,000.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note B").

NOTE B -  MORTGAGE NOTE PAYABLE

The principal terms of the mortgage note payable are as follows (in thousands):


                        Monthly                          Principal    Principal
                        Payment     Stated                Balance    Balance At
                       Including   Interest  Maturity     Due At    December 31,
Property                Interest     Rate      Date      Maturity       1996

Factory Merchants Mall
  First mortgage        $  137       9.75%    10/2006   $ 12,955     $  15,376


On October 1, 1996, the Partnership, through its 99.99% owned subsidiary (Factory Merchants AIP IV, L.P. ("FM")), refinanced the previous mortgage debt secured by Factory Merchants Mall. FM paid off debt of $14,242,000, penalty costs of $234,000, and paid closing costs and funded escrows with the remainder of the proceeds.

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. The estimated fair value of the Partnership's debt approximates its carrying amount. Scheduled principal payments for the mortgage note payable subsequent to December 31, 1996, are as follows (dollar amounts in thousands):

     1997         $    154
     1998              170
     1999              188
     2000              207
     2001              228
  Thereafter        14,429
                  $ 15,376


NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net (loss) income as reported and Federal taxable loss result primarily from differences in methods of accounting for joint ventures and depreciation over different methods and lives and on differing cost basis of investment properties. The following is a reconciliation of reported net (loss) income and Federal taxable loss:

                                               1996           1995
                                                  (in thousands)

Net (loss) income as reported              $ (2,285)      $  1,447
Add (deduct):
     Depreciation differences                    45            119
     Unearned income                              3            (39)
     Investment in joint venture                406         (7,802)
     Bad debts                                   --         (2,596)
     Other                                       38           (149)

Federal taxable loss                       $ (1,793)      $ (9,020)

Federal taxable loss per
     limited partnership unit              $ (13.34)      $ (67.09)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


Net deficiency as reported                    $ (13,295)
Land and buildings                                2,697
Accumulated depreciation                            972
Syndication and distribution costs                8,848
Investments in Joint Ventures                     3,842
Other                                             1,386

Net assets - Federal tax basis                $   4,450



NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates in 1996 and 1995 (in thousands):


                                            1996             1995

Property management fees                   $ 129            $  171

Reimbursement for services of affiliates
                                             242               334


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

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                    Initial Cost
                                   To Partnership
                                   (in thousands)
                                                                      Cost
                                                     Buildings     Capitalized
                                                    and Related    (Removed)
                                                     Personal    Subsequent to
Description               Encumbrances     Land      Property     Acquisition

Eastgate Marketplace      $     --      $   901     $  3,991     $  (2,118)
Factory Merchants Mall      15,376        2,414       16,155         1,523

   Totals                 $ 15,376      $ 3,315     $ 20,146     $    (595)


                       Gross Amount At Which Carried
                           At December 31, 1996
                              (in thousands)

                              Buildings
                             And Related
                              Personal             Accumulated      Date     Depreciable
    Description       Land    Property    Total    Depreciation   Acquired   Life-Years
Eastgate Marketplace $   294 $  2,480   $  2,774   $   1,988      08/29/86       10-20

Factory Merchants
  Mall                 2,414   17,678     20,092       9,521      05/22/86       10-20

   Totals            $ 2,708 $ 20,158   $ 22,866   $  11,509

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                      Year Ended December 31,
                                         1996           1995
                                            (in thousands)
Investment Properties

Balance at beginning of year         $  22,739      $  22,468
Property improvements                      127            271
Balance at end of year               $  22,866      $  22,739

Accumulated Depreciation

Balance at beginning of year         $  10,458      $   9,346
  Additions charged to expense           1,051          1,112
Balance at end of year               $  11,509      $  10,458

The aggregate cost of the investment for Federal income tax purposes at December 31, 1996 and 1995, is $25,563,000 and $25,432,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $10,537,000 and $9,531,000 respectively.


NOTE F - INVESTMENT IN JOINT VENTURES

The Partnership has a 66.7% investment in Northtown Mall Partners ("Northtown") which is included in "Equity interest in net liabilities of joint venture". The Partnership had a 43% investment in Fort Worth, a 43% investment in Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in Moraine West Carrollton Joint Venture ("Moraine"). The Partnership no longer has an investment in these joint ventures, due to the sale of Fort Worth's investment property, the foreclosure of Burlington's investment property and the dissolution of Moraine during 1995 as discussed below. The condensed balance sheet information as of December 31, 1996, for Northtown is as follows: (in thousands)

                                                   Northtown
Cash                                             $      277
Accounts receivable                                     857
Other assets                                          5,264
Investment property, net                             26,806
Total assets                                     $   33,204

Mortgage note payable                            $   51,387
Other liabilities                                     1,368
Due to partners                                       3,285
Partners' deficit                                   (22,836)

Total liabilities and partners'
    deficit                                      $   33,204


The condensed statements of operations of Northtown, Fort Worth, Burlington and Moraine for the years ended December 31, 1996 and 1995, are summarized as follows:

                                       Northtown                Fort Worth
                                   1996          1995        1996        1995

Revenues                      $  10,765      $  11,036    $     --   $     208
Costs and expenses              (13,136)       (13,024)                   (461)
Bad debt recovery                    --             --          --       1,933
 (Loss) income before
 loss on disposal of property
 and extraordinary item          (2,371)        (1,988)         --       1,680
Loss on disposal of
  property                           --           (141)         --          --
(Loss) income before
  extraordinary item             (2,371)        (2,129)         --       1,680
Extraordinary item - gain on
  forgiveness of debt                --             --          --       5,174
Net (loss) income             $  (2,371)     $  (2,129)   $     --   $   6,854

                                          Burlington               Moraine
                                      1996        1995       1996         1995

Revenues                          $       --  $    230  $      --     $     13
Costs and expenses                        --      (762)        --           (1)
(Loss) income before gain
  on foreclosure of property              --      (532)        --           12
Gain on foreclosure of property           --     2,607         --
Net income                        $       --  $  2,075  $      --     $     12


The Partnership's equity in the loss of the joint venture was $1,578,000 for the year ended December 31, 1996, and the Partnership's equity in the income of the joint ventures was $1,350,000 for the year ended December 31, 1995. This increase in loss can be primarily attributed to the extraordinary gain on forgiveness of debt at Fort Worth in 1995 and the gain recognized on the foreclosure of Burlington in 1995.

Northtown:

The net loss at Northtown Mall increased from 1995 to 1996 due to a loss in tenants, which decreased revenues, and an increase in maintenance expense. The $141,000 loss on disposal of property at Northtown Mall in 1995 is the result of a roof replacement at the investment property. This loss was due to the write-off of the old roof which was not fully depreciated. Northtown is in default on its non-recourse mortgage note payable due to allowing a mechanics lien to remain on its mortgaged property which is in violation of its mortgage agreement. The Partnership incurred significant costs for tenant improvements and other expenditures for a new tenant during 1996. In November 1996, the lender and the Partnership disagreed on the funding for these costs, resulting in the Partnership refusing to authorize any further disbursements from its "Improvements and Leasing Commissions Reserve Escrow" to pay the remaining balance of approximately $1 million due to the contractors and other vendors.
In January 1997, the contractors filed a mechanics lien against the property. The Partnership and the lenders are presently in negotiations to settle their disagreement over the funding of the tenant improvements. Upon settlement, the Partnership will authorize the remaining payments to the contractors and vendors and ensure that the mechanics lien will be removed. There can be no assurance that these negotiations will be successful.

On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby the lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. The option expires in 2006. In accordance with the Option, the lender gave notice to Northtown in November 1996, that it intended to exercise this Option. The lender and Northtown have begun the determination of the property's fair value as defined in the Option and in the loan agreement. If the determined fair value exceeds the annual appraisal by more than 5%, the lender may withdraw its exercise of the Option and the Option continues in full force. The fair value of the property, as defined in the Option and loan agreement, has not been determined; therefore, Northtown cannot presently determine if the property will be sold.

Fort Worth:

Fort Worth's general partners decided to terminate the joint venture in 1995 after the W.T. Waggoner Building, Fort Worth's remaining property, was sold on March 22, 1995. All remaining cash was used to pay Fort Worth's liabilities in January 1996, at which time the joint venture was dissolved. Forth Worth recognized a gain on debt forgiveness in 1995 as the result of the write-off of all outstanding liabilities.

In 1996, the Partnership, along with other affiliates, was named in a suit brought by a company which owned a 20% interest in Fort Worth's investment property, the W.T. Waggoner Building, which was sold in 1995. The General Partner believes that there is no merit in this suit and intends to vigorously defend it.


Burlington:

On October 30, 1995, Burlington lost its investment property, the Burlington Outlet Mall located in Burlington, NC, through foreclosure by an unaffiliated mortgage holder. The property was not generating sufficient cash flow to meet debt service requirements. The non-payment of principal and interest constituted a default under the terms of the mortgage agreement and allowed the holder of the nonrecourse mortgage to foreclose on the property. Burlington recognized a gain of $2,607,000 as a result of the foreclosure, and subsequently the general partners decided to terminate the joint venture. All remaining cash was used to pay the joint venture's liabilities in 1996, at which time Burlington was dissolved.

Moraine:

The sale of Moraine to an affiliate of the third party managing agent closed on July 21, 1994. Moraine received a net amount of $2,199,000 in proceeds after satisfying all indebtedness. Moraine made a final distribution of $1,931,000 in 1995, of which the Partnership's share was $966,000, and the joint venture was then dissolved.

NOTE G - OPERATING LEASES

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 1996, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to twenty-one years as follows (in thousands):


                 1997                    $   2,749
                 1998                        2,544
                 1999                        2,110
                 2000                        1,639
                 2001                          645
              Thereafter                     2,109

                                         $  11,796


NOTE H - GROUND LEASE

Factory Merchants Mall is subject to three ground leases. The aggregate annual lease expense was approximately $160,000 for each of the years ended December 31, 1996 and 1995. Such amounts are included in the statements of operation as operating expenses. The terms of two of the leases provide for increases every year, based on the Consumer Price Index. The terms of the third lease provide for increases every five years, based on the Consumer Price Index.

As of December 31, 1996, the aggregate minimum rental payments under the land leases are as follows (in thousands):

                1997                  $   160
                1998                      160
                1999                      160
                2000                      160
                2001                      160
             Thereafter                 4,220

                                      $ 5,020


NOTE I - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 175 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of income or loss in the year of abandonment.

The loss or income per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.



                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner as of December 31, 1996, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age               Position

Carroll D. Vinson                   56                President, Director

Robert D. Long, Jr.                 29                Controller and Principal
                                                      Accounting Officer

William H. Jarrard, Jr.             50                Vice President

John K. Lines, Esq.                 37                Vice President and
                                                      Secretary

Kelley M. Buechler                  39                Assistant Secretary


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

William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director Partnership Administration & Asset Management from July 1994 until January 1996.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Note D" of the Financial Statements included under "Item 7.", which is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1997, no person owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

During the years ended December 31, 1996, and December 31, 1995, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnership's Financial Statements included under "Item 7.", which is hereby incorporated by reference.


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

                             Date: March 27, 1997



    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/ Carroll D. Vinson            President                 Date: March 27, 1997
Carroll D. Vinson






/s/Robert D. Long, Jr.           Controller and Principal  Date: March 27, 1997
Robert D. Long, Jr.              Accounting Officer


                         ANGELES INCOME PROPERTIES, LTD. IV


                                   EXHIBIT INDEX



    Exhibit Number                           Description of Exhibit

           3.1 Amended Certificate and Agreement of the Limited Partnership filed in Amendment Number 2 to Form S-11 dated April 25, 1985 which is incorporated herein by reference

           10.1 Agreement of Purchase and Sale of Real Property with Exhibits - Northtown Mall filed in Form 8K dated July 15, 1985 which is incorporated herein by reference

           10.2 Agreement of Purchase and Sale of Real Property with Exhibits-Burlington Mall Partners filed in Form 8K dated December 19, 1985 which is incorporated herein by reference

           10.3 Agreement of Purchase and Sale of Real Property with Exhibits - Moraine West Carrollton Partners filed in Form 8K dated December 20, 1985 which is incorporated herein by reference

           10.4 Agreement of Purchase and Sale of Property with Exhibits - Factory Merchants Etc. Mall-Phase I and Phase II filed in Form 8K dated May 22, 1986 which is incorporated herein by reference

           10.5           Promissory Note - Fort Worth Center and the W.T.
                          Waggoner Building filed in Form 8K dated July 16, 1986 which is incorporated herein by reference

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

          10.16 Promissory note - dated August 19, 1996, between Factory Merchants AIP IV, L.P., and Union Capital Investments, LLC.

          16 Letter from Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.

          27              Financial Data Schedule.