Form 10QSB
period 1997-03-31
ANGELES INCOME PROPERTIES LTD IV
filed 1997-05-13
CIK 763049

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


                For the quarterly period ended March 31, 1997


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

     One Insignia Financial Plaza
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

                                 March 31, 1997



Assets
  Cash and cash equivalents:
    Unrestricted                                                     $  3,109
    Restricted--tenant security deposits                                   10
  Accounts receivable, net of allowance of $123                           249
  Escrows for taxes                                                       238
  Restricted escrows                                                      369
  Other assets                                                            619
  Investment properties
     Land                                                 $   2,708
     Buildings and related personal property                 20,241
                                                             22,949
     Less accumulated depreciation                          (11,766)   11,183
                                                                     $ 15,777

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                   $     73
  Tenant security deposits                                                  8
  Accrued taxes                                                            55
  Other liabilities                                                        19
  Mortgage note payable                                                15,326
  Equity interest in net liabilities of joint venture,
     net of advances of $1,632 (Note B)                                14,110
Partners' Deficit
  General partner                                         $  (1,415)
  Limited partners (131,585 units issued
     and outstanding)                                       (12,399)  (13,814)
                                                                     $ 15,777

          See Accompanying Notes to Consolidated Financial Statements

b)                    ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                                 Three Months Ended
                                                      March 31,
                                                  1997           1996
Revenues:
  Rental income                               $   1,075      $   1,096
  Other income                                       41             26
   Total revenues                                 1,116          1,122

Expenses:
  Operating                                         288            292
  General and administrative                        102             80
  Maintenance                                        86             63
  Depreciation                                      257            259
  Interest                                          383            367
  Property taxes                                     55             57
  Bad debt recovery, net                             (4)          (132)
   Total expenses                                 1,167            986

(Loss) income before equity in loss of
   joint venture(s)                                 (51)           136

Equity in loss of joint venture(s)                 (468)          (479)

   Net loss                                   $    (519)     $    (343)

Loss allocated to general
  partner (2%)                                $     (10)     $      (7)
Loss allocated to limited
  partners (98%)                                   (509)          (336)

   Net loss                                   $    (519)     $    (343)

Net loss per limited partnership unit         $   (3.87)     $   (2.55)

         See Accompanying Notes to Consolidated Financial Statements

c)                         ANGELES INCOME PROPERTIES, LTD. IV
                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                    March 31, 1997

                                     Limited
                                   Partnership     General       Limited
                                      Units        Partner      Partners         Total
Original capital contributions      131,800      $       1    $  65,900      $   65,901

Partners' deficit at
   December 31, 1996                131,585      $  (1,405)   $ (11,890)     $  (13,295)

Net loss for the three months
   ended March 31, 1997                  --            (10)        (509)           (519)

Partners' deficit at
  March 31, 1997                    131,585      $  (1,415)   $ (12,399)     $  (13,814)

          See Accompanying Notes to Consolidated Financial Statements

d)                       ANGELES INCOME PROPERTIES, LTD. IV
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                                 1997          1996
Cash flows from operating activities:
  Net loss                                                  $     (519)   $     (343)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                                   257           259
    Amortization of loan costs and leasing commissions              23            58
    Bad debt recovery, net                                          (4)         (132)
    Equity in loss of joint venture(s)                             468           479
  Change in accounts:
    Restricted cash                                                 (4)           --
    Accounts receivable                                              1            89
    Escrows for taxes and insurance                                 57            93
    Other assets                                                   (35)         (195)
    Tenant security deposit liabilities                             (1)           --
    Accounts payable                                               (20)          (37)
    Accrued taxes                                                  (83)          (90)
    Other liabilities                                             (158)           (9)

     Net cash (used in) provided by operating activities           (18)          172

Cash flows from investing activities:
  Property improvements and replacements                           (71)          (32)
  Advances to joint ventures                                        --          (456)
  Deposits to restricted escrows                                  (104)           --
  Withdrawals from restricted escrows                               44            --
  Proceeds from notes receivable                                    --           109

     Net cash used in investing activities                        (131)         (379)

Cash flows used in financing activities:
  Payments on mortgage notes payable                               (50)          (74)

Net decrease in unrestricted cash and cash equivalents            (199)         (281)

Unrestricted cash and cash equivalents at
  beginning of period                                            3,308         3,426

Unrestricted cash and cash equivalents at
  end of period                                             $    3,109    $    3,145

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $      499    $      356

Supplemental disclosure of non-cash investing activities:
  Fixed assets in accounts payable                          $       11    $       --

          See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties Ltd. IV's (the "Partnership" or "Registrant") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership has a 66.7% investment in Northtown Mall Partners ("Northtown") which is shown as "Equity interest in net liabilities of the joint venture" on the balance sheet. The Partnership had a 43% investment in the Burlington Outlet Mall Joint Venture ("Burlington"). The Partnership no longer has an investment in Burlington due to the foreclosure of Burlington's investment property in 1995. The condensed balance sheet information as of March 31, 1997, for Northtown and Burlington is as follows:

                                           Northtown           Burlington
                                                  (in thousands)
      Assets
      Cash                               $     973           $      26
      Other assets                           6,425                   2
      Investment property, net              26,187                  --
        Total                            $  33,585           $      28


                                                  Northtown       Burlington
                                                        (in thousands)
Liabilities and Partners' (Deficit) Capital
    Other liabilities                            $   5,798        $     17
    Mortgage note payable, in default               51,326              --
    Partners'(deficit) capital                     (23,539)             11
        Total                                    $  33,585        $     28


The condensed profit and loss statements for the three months ended March 31, 1997 and 1996, for Northtown and Burlington is as follows:

                                  Northtown                    Burlington
                                (in thousands)               (in thousands)
                              1997            1996         1997          1996
Revenue                   $   2,696       $   2,573     $      --     $      11
Costs and expenses           (3,399)         (3,293)           --            --
  Net (loss) income       $    (703)      $    (720)    $      --     $      11

The Partnership's equity in the losses of the joint venture(s) was $468,000 and $479,000 for the three months ended March 31, 1997 and 1996, respectively.

The Partnership accounts for its 66.7% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership records its equity interest in earnings or losses of the joint venture; however, the investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture (See "Note D").

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the three months ended March 31, 1997 and 1996:

                                                          1997            1996
                                                             (in thousands)
Property management fees                                  $ 34           $ 39
Lease commissions                                           --             39
Reimbursement for services of affiliates                    58             48

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner, by virtue of the agent's obligations is not significant.

In July 1993, Angeles Mortgage Investment Trust ("AMIT") initiated litigation against Angeles Fort Worth Option Joint Venture ("Forth Worth") and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership had a 43% interest in Forth Worth. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which is $2,240,000 plus accrued interest from March 1993 ("AMIT Obligation").

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

In 1992, the Partnership loaned Forth Worth $5,000,000 to cover leasing commissions, tenant improvements, and capital expenditures. The note payable required interest at a rate of prime plus 1.5% with monthly interest only payments through January 1996, at which time the principal was due. The note was in default in prior years due to non-payment of interest when due.

The Partnership may make advances to the affiliated joint venture as deemed appropriate by the General Partner. These advances do not bear interest and do not have stated terms of repayment.

NOTE D - SUBSEQUENT EVENT

Effective April 1, 1997, the Northtown Mall property was sold to an affiliate of the lender for $43,000,000. Northtown received approximately $1,600,000 in proceeds as a result of the sale. The Partnership will recognize a gain on the sale of this investment property in the second quarter of 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                      Average Occupancy
     Property                                          1997        1996
     Factory Merchant's Mall                            92%         90%
       Pigeon Forge, Tennessee (1)
     Eastgate Market Place
       Walla Walla, Washington (2)                      90%         93%

1) Nationwide the outlets mall industry is not performing well.

2) The General Partner is presently in negotiations to lease an additional 25,000 square feet of space. The General Partner is hopeful that such negotiations will lead to occupancy of this space in 1997.

The Partnership realized a net loss of $519,000 for the three months ended March 31, 1997, as compared to a net loss of $343,000 for the three months ended March 31, 1996. The increase in the net loss for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is primarily due to a decrease in rental income and bad debt recovery and increases in general and administrative, maintenance and interest expense.

The decrease in rental income for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is a result of a decrease in occupancy at Eastgate Market Place which was offset, in part, by an increase in occupancy at Factory Merchants Mall. During the three months ended March 31, 1996, the Partnership recognized bad debt recovery of $132,000 relating to collections on accounts and notes receivable that were previously reserved. The

Partnership recovered $48,000 from AMIT and $61,000 from Forth Worth as payment on its note payable to the Partnership (see "Note C"). The increase in general and administrative expenses is due primarily to an increase in legal fees related to expenses incurred as a result of ongoing litigation (see "Item 1 Legal Proceedings"). The increase in maintenance expenses is due primarily to increases in repair and maintenance contracts and parking lot and mall area cleaning expenses, primarily at Factory Merchant's Mall. Finally, the increased interest expense is the result of the increased principal balance on the debt secured by Factory Merchant's Mall. This debt was refinanced in 1996.

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

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $3,109,000 compared to $3,145,000 at March 31, 1996. Net cash provided by operating activities decreased primarily due to an increased net loss and a decrease in other liabilities. Other liabilities decreased due to an additional debt service payment in March 1997. Net cash used in investing activities decreased due to no advances to Northtown in 1997. The Northtown Mall property continued to experience cash shortfalls and has been dependent upon the Partnership and Angeles Income Properties Ltd. III (the 33.3% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements for this property (see discussion below regarding this investment property). During the three months ended March 31, 1996, the Partnership advanced $456,000 to Northtown. This use of cash was partially offset by an in-flow of cash as a result of the proceeds received on notes receivable from AMIT and Fort Worth. Net cash used in financing activities decreased due to the refinancing of debt secured by Factory Merchants Mall in 1996. The new debt carries a higher principal balance, resulting in decreased debt amortization in 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $15,326,000, which is secured by the Factory Merchant's Mall investment property, matures in October 2006 and carries a stated interest rate of 9.75%. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in the first three months of 1997 or 1996.

At March 31, 1997, Northtown is in default on its non-recourse mortgage note payable due to allowing a mechanics lien to remain on its mortgaged property, which is in violation of its mortgage agreement. The Partnership incurred significant costs for tenant improvements and other expenditures for a new tenant during 1996. In November 1996, the lender and the Partnership disagreed on the funding for these costs, resulting in the Partnership refusing to authorize any further disbursements from its "Improvements and Leasing Commissions Reserve Escrow" to pay the remaining balance of approximately $1 million due to the contractors and other vendors. In January 1997, the contractors filed a mechanics lien against the property. In addition, the Partnership ceased servicing the mortgage debt secured by this property in March 1997.

On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. In accordance with the Option, the lender gave notice to Northtown in November 1996, that it intended to exercise this Option. The lender and Northtown began the determination of the property's fair value as defined in the Option and in the loan agreement. The General Partner believed that the appraisals would produce an option price that would be substantially less than the current outstanding debt. The General Partner made a proposal to allow the lender to consummate its option to purchase the property. Subsequent to March 31, 1997, the Northtown Mall investment property was sold to an affiliate of the lender for $43,000,000. The mortgage debt secured by this property is non-recourse to the Partnership.


                            PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In July 1993, Angeles Mortgage Investment Trust ("AMIT") initiated litigation against Angeles Fort Worth Option Joint Venture ("Forth Worth") and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership had a 43% interest in Forth Worth. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which is $2,240,000 plus accrued interest from March 1993 ("AMIT Obligation").

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

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

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

     a)    Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)    Reports on Form 8-K:

           No reports on for 8-K were filed during the three months ended March 31, 1997.


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


                           Date: May 13, 1997