Form 10QSB
period 1997-06-30
ANGELES INCOME PROPERTIES LTD IV
filed 1997-08-12
CIK 763049

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


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

                                      June 30, 1997

Assets
   Cash and cash equivalents:
     Unrestricted                                                 $    3,195
     Restricted--tenant security deposits                                  8
  Investment in, including advances of $453 to,
       Joint Venture                                                     460
  Accounts receivable, net of allowance of $123                          180
  Escrow for taxes                                                       221
  Restricted escrows                                                     404
  Other assets                                                           677
  Investment properties:
     Land                                            $  2,708
     Buildings and related personal property           20,325
                                                       23,033
     Less accumulated depreciation                    (12,022)        11,011
                                                                  $   16,156

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                $       10
  Tenant security deposits                                                 8
  Accrued taxes                                                           73
  Other liabilities                                                      179
  Mortgage note payable                                               15,300

Partners' (Deficit) Capital
  General partner                                    $ (1,127)
  Limited partners (131,585 units outstanding)          1,713            586
                                                                  $   16,156

               See Accompanying Notes to Consolidated Financial Statements

b)
                           ANGELES INCOME PROPERTIES, LTD. IV
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                              (in thousands, except data)


                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                          1997       1996      1997       1996
Revenues:
   Rental income                      $   970      $  953    $ 2,045    $ 2,049
   Other income                            69          44        110         70
        Total revenues                  1,039         997      2,155      2,119

Expenses:
   Operating                              326         388        614        680
   General and administrative              83          98        185        178
   Maintenance                            109          85        195        148
   Depreciation                           256         260        513        519
   Interest                               382         365        765        732
   Property taxes                          53          56        108        113
   Bad debt recovery, net                  --         (77)        (4)      (209)
        Total expenses                  1,209       1,175      2,376      2,161

Loss before equity in income
   (loss) of joint venture(s)            (170)       (178)      (221)       (42)

Equity in income (loss)
      of joint venture(s)              14,570        (569)    14,102     (1,048)

        Net income (loss)             $14,400     $  (747)  $ 13,881   $ (1,090)

Net income (loss) allocated
   to general partner (2%)            $   288     $   (15)  $    278   $    (22)
Net income (loss) allocated
   to limited partners (98%)           14,112        (732)    13,603     (1,068)

        Net income (loss)             $14,400     $  (747)  $ 13,881   $ (1,090)

Net income (loss) per
   limited partnership unit           $107.25     $ (5.56)  $ 103.38   $  (8.11)

              See Accompanying Notes to Consolidated Financial Statements

c)
                           ANGELES INCOME PROPERTIES, LTD. IV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)


                                 Limited
                               Partnership  General     Limited
                                  Units     Partner     Partners       Total

Original capital contributions  131,800    $      1   $  65,900    $  65,901

Partners' deficit at
  December 31, 1996             131,585    $ (1,405)  $ (11,890)   $ (13,295)

Net income for the six months
  ended June 30, 1997                --         278      13,603       13,881

Partners' (deficit) capital
  at June 30, 1997              131,585    $ (1,127)  $   1,713    $     586

              See Accompanying Notes to Consolidated Financial Statements

d)
                         ANGELES INCOME PROPERTIES, LTD. IV
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                       Six Months Ended
                                                            June 30,
                                                       1997         1996
Cash flows from operating activities:
  Net income (loss)                                 $ 13,881    $ (1,090)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Equity in (income) loss of joint ventures        (14,102)      1,048
    Depreciation                                         513         519
    Bad debt recovery                                     (4)       (209)
    Amortization of loan costs and leasing
      commissions                                         51         115
  Change in accounts:
    Restricted cash                                       (2)          2
    Accounts receivable                                   70         148
    Escrows for taxes                                     74          40
    Other assets                                        (121)        (48)
    Accounts payable                                     (71)        (18)
    Tenant security deposit liabilities                   (1)          2
    Accrued taxes                                        (65)        (70)
    Other liabilities                                      2          19

         Net cash provided by operating activities       225         458

Cash flows from investing activities:
  Property improvements and replacements                (167)        (90)
  Advances to joint venture                               --        (631)
  Deposits to restricted escrows                        (139)         --
  Withdrawals from restricted escrows                     44          --
  Proceeds from note receivable                           --         109

         Net cash used in investing activities          (262)       (612)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (76)       (150)
  Additions to loan costs                                 --        (171)
         Net cash used in financing activities           (76)       (321)

Net decrease in unrestricted cash and
  cash equivalents                                      (113)       (475)

Unrestricted cash and cash equivalents at
  beginning of period                                  3,308       3,426

Unrestricted cash and cash equivalents at
  end of period                                     $  3,195    $  2,951

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $    748    $    711

            See Accompanying Notes to Consolidated Financial Statements


e)                       ANGELES INCOME PROPERTIES, LTD. IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. IV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership has a 66.7% investment in Northtown Mall Partners ("Northtown") which is shown as "Investment in joint venture" on the balance sheet. The investment property, Northtown Mall, was sold in May 1997, but effective April 1, 1997. The condensed balance sheet information as of June 30, 1997, for Northtown is as follows (in thousands):

Assets

Cash                                $     1,524

  Total Assets                      $     1,524


Liabilities

Liabilities                         $     1,524

  Total Liabilities                 $     1,524


The condensed profit and loss statements for the three and six months ended June 30, 1997 and 1996, for Northtown are as follows (in thousands):

                                           Three Months Ended
                                                 June 30,
                                           1997           1996

Revenues                              $      31        $   2,417
Costs and expenses                         (122)          (3,271)
Gain on sale of investment property      23,632               --

 Net income (loss)                    $  23,541        $    (854)



                                             Six Months Ended
                                                  June 30,
                                           1997             1996

Revenues                               $   2,727        $   4,990
Costs and expenses                        (3,521)          (6,564)
Gain on sale of investment property       23,632               --

 Net income (loss)                     $  22,838        $  (1,574)

The Partnership realized equity income from Northtown of $14,102,000 for the six months ended June 30, 1997, and realized equity loss of $1,048,000 for the six months ended June 30, 1996.

The Partnership accounts for its 66.7% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership records its equity interest in income and losses of the joint venture; however, the investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture (See "Note D" for information regarding the sale of this investment property).


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the six months ended June 30, 1997 and 1996:

                                                  1997        1996
                                                  (in thousands)

  Property management fees (including in
    operating expense)                           $  67       $  70
  Lease commissions                                 --          63
  Reimbursement for services of
    affiliates (included in general and
    administrative expense)                         93         114

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

n July 1993, Angeles Mortgage Investment Trust ("AMIT") initiated litigation gainst Angeles Fort Worth Option Joint Venture ("Fort Worth") and other artnerships which loaned money to AMIT seeking to avoid repayment of such bligations. The Partnership had a 43% interest in Fort Worth. The Partnership ubsequently filed a counterclaim against AMIT seeking to enforce the bligation, the principal amount of which was $2,240,000 plus accrued interest rom March 1993 ("AMIT Obligation").

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

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

In 1992, the Partnership loaned Fort Worth $5,000,000 to cover leasing commissions, tenant improvements, and capital expenditures. The note payable required interest at a rate of prime plus 1.5% with monthly interest only payments through January 1996, at which time the principal was due. The note was in default in prior years due to non-payment of interest when due.

The Partnership has made advances to the affiliated joint venture as deemed appropriate by the General Partner. These advances did not bear interest and did not have stated terms of repayment.

NOTE D - SALE OF PROPERTY

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000 after payment of closing costs, and the gain on the sale amounted to approximately $23,632,000. The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the Partnership was released from the mortgage note secured by this property in the amount of approximately $51,326,000.

NOTE E - REFINANCE

On October 1, 1996, the Partnership refinanced the mortgage debt secured by Factory Merchants Mall. The new mortgage, in the principal amount of $15,400,000, carries a stated interest rate of 9.75% and matures in October 2006. The previous mortgage, in the principal amount of $14,242,000, carried a stated interest rate of 9.87% and matured in December 1997.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                     Average
                                                    Occupancy
Property                                          1997         1996

Factory Merchant's Mall (1)
  Pigeon Forge, Tennessee                          94%          88%

Eastgate Market Place (2)
  Walla Walla, Washington                          86%          92%


(1) The increase in occupancy at Factory Merchant's Mall results from existing tenants leasing additional space on a short term basis for special promotional sales.

(2) A lease was signed with a major tenant subsequent to June 30, 1997, for the remaining space available, resulting in full occupancy at Eastgate Market Place.

The Partnership realized net income of approximately $13,881,000 for the six months ended June 30, 1997, as compared to a net loss of approximately $1,090,000 for the six months ended June 30, 1996. The Partnership realized net income of approximately $14,400,000 for the three months ended June 30, 1997, as compared to a net loss of approximately $747,000 for the three months ended June 30, 1996. The net income for the three and six months ended June 30, 1997, is due to the equity in income of the joint venture, as a result of the gain realized on the sale of Northtown in the second quarter of 1997 (see "Note D"). For the six months ended June 30, 1997, versus 1996, loss before equity in income or loss of the joint ventures increased due to an increase in maintenance and interest expense and a decrease in bad debt recovery.

The increase in maintenance expense is due primarily to increases in repair and maintenance contracts and parking lot and mall area cleaning expenses, primarily at Factory Merchant's Mall. The increased interest expense is the result of the increased principal balance on the debt secured by Factory Merchant's Mall.
This debt was refinanced in 1996 (See "Note E"). During the six months ended June 30, 1966, the Partnership recognized bad debt recovery of $48,000 from AMIT and $61,000 from Fort Worth as payment on its note payable to the Partnership (see discussion at "Note C"). In addition, there was $100,000 in bad debt recovered from tenants of the Partnership's investment properties that had been previously reserved.

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000 after payment of closing costs, and the gain on the sale amounted to approximately $23,632,000. The Partnership's pro-rata share of this gain is included in equity in income of the joint venture. The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the Partnership was released from the mortgage note payable of approximately $51,326,000.

Included in maintenance expense for the six months ended June 30, 1977, is $17,000 of major repairs and maintenance comprised of parking lot repairs. No expenses were incurred for major repairs and maintenance for the six months ended June 30, 1996.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $3,195,000, compared to approximately $2,951,000 at June 30, 1996. Net cash provided by operating activities decreased due to a lesser decrease in accounts receivable, an increase in other assets and a decrease in accounts payable. Net cash used in investing activities decreased primarily due to the lack of joint venture advances for the six months ended June 30, 1997. There were $631,000 in such advances during the six months ended June 30, 1996. Prior to the sale of the property, Northtown Mall continued to experience cash shortfalls and had been dependent upon the Partnership and Angeles Income Properties, Ltd. III (the 33.3% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements (See "Note D" regarding the sale of this property). Net cash used in financing activities decreased due to no additional loan costs incurred for the six months ended June 30, 1997, verses $171,000 in loan costs incurred during the same period in 1996 in an effort to refinance the mortgage indebtedness secured by Factory Merchants Mall. Also, payments on mortgage notes payable decreased due to the refinancing of the mortgage debt secured by Factory Merchant's Mall.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $15,300,000, which is secured by the Factory Merchant's Mall investment property, matures in October 2006. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in the first six months of 1997 or 1996.



                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Partnership had a 43% investment in the Fort Worth Option Joint Venture ("Fort Worth"). The last property owned by Fort Worth, the W.T. Waggoner Building, was sold in 1995. The Partnership, along with other affiliates, has been named in a suit brought by a company which owned a 20% interest ("Plaintiff") in the W.T. Waggoner Building. The Plaintiff is suing for breach of contract and negligence for mismanagement of the property. The General Partner believes that there is no merit in this suit and intends to vigorously defend it.

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

   b)   Reports on Form 8-K:

        None filed during the three months ended June 30, 1997.


                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ANGELES INCOME PROPERTIES, LTD. IV

                           By:   Angeles Realty Corporation II
                                 General Partner


                           By:   /s/ Carroll D. Vinson
                                 Carroll D. Vinson
                                 President


                           By:   /s/ Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Vice President/CAO



                           Date: August 12, 1997