Form 10QSB
period 1997-09-30
ANGELES INCOME PROPERTIES LTD IV
filed 1997-11-10
CIK 763049

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                           QUARTERLY OR TRANSITIONAL


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


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

                                 (864) 239-1000
                          (Issuer's telephone number)



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

                                    September 30, 1997

Assets
   Cash and cash equivalents:
     Unrestricted                                                           $    3,576
     Restricted--tenant security deposits                                            8
  Investment in joint venture                                                        6
  Accounts receivable, net of allowance of $96                                     163
  Escrow for taxes                                                                 292
  Restricted escrows                                                               439
  Other assets                                                                     697
  Investment properties:
     Land                                                        $  2,708
     Buildings and related personal property                       20,436
                                                                   23,144
     Less accumulated depreciation                                (12,283)      10,861
                                                                            $   16,042

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                          $       18
  Tenant security deposits                                                           7
  Accrued taxes                                                                    127
  Other liabilities                                                                158
  Mortgage note payable                                                         15,261
Partners' (Deficit) Capital
  General partner                                                $ (1,130)
  Limited partners (131,800 units issued and
     131,585 units outstanding)                                     1,601          471
                                                                            $   16,042

               See Accompanying Notes to Consolidated Financial Statements

b)                         ANGELES INCOME PROPERTIES, LTD. IV
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                       Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                        1997         1996        1997        1996
Revenues:
   Rental income                      $ 1,041      $  989      $ 3,086     $ 3,038
   Other income                            56          42          166         112
        Total revenues                  1,097       1,031        3,252       3,150

Expenses:
   Operating                              378         308          992         988
   General and administrative              90         123          275         301
   Maintenance                             78         185          273         333
   Depreciation                           261         263          774         782
   Interest                               381         363        1,146       1,095
   Property taxes                          55          56          163         169
   Bad debt recovery, net                 (28)        (23)         (32)       (232)
        Total expenses                  1,215       1,275        3,591       3,436

Loss before equity in income
   (loss) of joint venture(s)            (118)       (244)        (339)       (286)

Equity in income (loss)
      of joint venture(s)                   3        (475)      14,105      (1,523)

        Net (loss) income             $  (115)    $  (719)    $ 13,766    $ (1,809)

Net (loss) income allocated
   to general partner (2%)            $    (2)    $   (14)    $    275    $    (36)
Net (loss) income allocated
   to limited partners (98%)             (113)       (705)      13,491      (1,773)

        Net (loss) income             $  (115)    $  (719)    $ 13,766    $ (1,809)

Net (loss) income per
   limited partnership unit           $  (.86)    $ (5.35)    $ 102.53    $ (13.46)

          See Accompanying Notes to Consolidated Financial Statements

c)                           ANGELES INCOME PROPERTIES, LTD. IV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units       Partner       Partners        Total
Original capital contributions     131,800      $      1      $  65,900     $  65,901

Partners' deficit at
  December 31, 1996                131,585      $ (1,405)     $ (11,890)    $ (13,295)

Net income for the nine months
  ended September 30, 1997              --           275         13,491        13,766

Partners' (deficit) capital
  at September 30, 1997            131,585      $ (1,130)     $   1,601     $     471

              See Accompanying Notes to Consolidated Financial Statements

d)                       ANGELES INCOME PROPERTIES, LTD. IV
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                           1997          1996
Cash flows from operating activities:
  Net income (loss)                                     $ 13,766      $ (1,809)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Equity in (income) loss of joint venture(s)          (14,105)        1,523
    Depreciation                                             774           782
    Bad debt recovery, net                                   (32)         (232)
    Amortization of loan costs and leasing
      commissions                                             77           170
  Change in accounts:
    Restricted cash                                           (2)            2
    Accounts receivable                                      115           148
    Escrows for taxes                                          3            75
    Other assets                                            (167)          (45)
    Accounts payable                                         (63)          (38)
    Tenant security deposit liabilities                       (2)            2
    Accrued taxes                                            (11)          (13)
    Other liabilities                                        (19)           44

         Net cash provided by operating activities           334           609

Cash flows from investing activities:
  Property improvements and replacements                    (278)         (103)
  Advances to joint venture                                   --          (741)
  Collection on advances to joint venture                    457            --
  Deposits to restricted escrows                            (143)           --
  Withdrawals from restricted escrows                         13            --
  Proceeds from note receivable                               --           109

         Net cash provided by (used in)
            investing activities                              49          (735)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (115)         (227)
  Additions to loan costs                                     --          (242)

         Net cash used in financing activities              (115)         (469)

Net increase (decrease) in unrestricted cash and
  cash equivalents                                           268          (595)

Unrestricted cash and cash equivalents at
  beginning of period                                      3,308         3,426

Unrestricted cash and cash equivalents at
  end of period                                         $  3,576      $  2,831

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  1,121      $  1,064

            See Accompanying Notes to Consolidated Financial Statements

e)                       ANGELES INCOME PROPERTIES, LTD. IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. IV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership has a 66.7% investment in Northtown Mall Partners ("Northtown") which is shown as "Investment in Joint Venture" on the accompanying balance sheet. The investment property, Northtown Mall, was sold in May 1997, but effective April 1, 1997. The Partnership had a 43% investment in the Burlington Outlet Mall Joint Venture ("Burlington"). This investment property was foreclosed upon by the lender in 1995, however certain revenues and expenses were incurred in 1996. The condensed balance sheet information for Northtown is as follows:

                                  September 30, 1997
                                    (in thousands)
Assets

Cash                                    $    7

  Total Assets                          $    7



Liabilities

Liabilities                             $    7

  Total Liabilities                     $    7


The condensed profit and loss statements for the three and nine months ended September 30, 1997 and 1996, for the joint ventures are as follows (in thousands):

                                               Northtown              Burlington
                                           Three Months Ended     Three Months Ended
                                              September 30,          September 30,
                                           1997          1996            1996
Revenues                               $    12       $  2,564        $    --
Costs and expenses                          (6)        (3,277)           (11)
Loss on sale of investment property         (5)            --             --
 Net income (loss)                     $     1       $   (713)       $   (11)


                                           Nine Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                         1997           1996             1996
Revenues                               $ 2,739       $  7,554        $    11
Costs and expenses                      (3,527)        (9,841)           (11)
Gain on sale of investment property     23,627             --             --
 Net income (loss)                     $22,839       $ (2,287)       $    --


The Partnership realized equity income from Northtown of approximately $14,105,000 for the nine months ended September 30, 1997, and realized equity loss from the joint ventures of approximately $1,523,000 for the nine months ended September 30, 1996. During the fourth quarter of 1997, all remaining liabilities will be paid and this Joint Venture will be terminated.

The Partnership accounts for its investment in the joint ventures using the equity method of accounting. Under the equity method, the Partnership records its equity interest in income and losses of the joint ventures; however, the investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture (see "Note D" for information regarding the sale of Northtown).

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the nine months ended September 30, 1997 and 1996:


                                                 1997        1996
                                                  (in thousands)

  Property management fees (included in
    operating expense)                          $  98       $ 100
  Lease commissions                                77          63
  Reimbursement for services of
    affiliates (included in general and
    administrative expense)                       144         180

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

In July 1993, Angeles Mortgage Investment Trust ("AMIT") initiated litigation against Angeles Fort Worth Option Joint Venture ("Fort Worth") and other partnerships which loaned money to AMIT seeking to avoid repayment of such obligations. The Partnership had a 43% interest in Fort Worth. The Partnership subsequently filed a counterclaim against AMIT seeking to enforce the obligation, the principal amount of which was $2,240,000 plus accrued interest from March 1993 ("AMIT Obligation").

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

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.

In 1992, the Partnership loaned Fort Worth $5,000,000 to cover leasing commissions, tenant improvements, and capital expenditures. The note payable required interest at a rate of prime plus 1.5% with monthly interest only payments through January 1996, at which time the principal was due. The note was in default in prior years due to non-payment of interest when due. This note payable was forgiven by the Partnership when the Joint Venture was terminated in 1996.

NOTE D - SALE OF PROPERTY

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000, after payment of closing costs, and the gain on the sale amounted to approximately $23,627,000. The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the Partnership was released from the mortgage note secured by this property in the amount of approximately $51,326,000.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                       Average
                                                      Occupancy
Property                                          1997         1996

Factory Merchant's Mall (1)
  Pigeon Forge, Tennessee                          96%         89%

Eastgate Market Place (2)
  Walla Walla, Washington                          82%         92%

(1) The increase in occupancy at Factory Merchant's Mall results from existing tenants leasing additional space on a short-term basis for special promotional sales. Due to the competition in the area, the General Partner is currently considering a redevelopment of this mall in order to enhance it's competitive abilities.

(2) A lease has been signed with a major tenant for the majority of the remaining space available however, as of September 30, 1997, the tenant has not moved in.

The Partnership realized net income of approximately $13,766,000 for the nine months ended September 30, 1997, compared to a net loss of approximately $1,809,000 for the nine months ended September 30, 1996. The Partnership realized a net loss of approximately $115,000 for the three months ended September 30, 1997, compared to a net loss of approximately $719,000 for the three months ended September 30, 1996.

The increase in income for the nine months ended September 30, 1997, is due to the equity income of the joint venture as a result of the gain realized on the sale of Northtown in the second quarter of 1997 (see discussion below). For the nine months ended September 30, 1997, versus 1996, loss before equity income of the joint ventures increased due to an increase in interest expense and a decrease in bad debt recovery. Partially offsetting this was an increase in rental and other income and a decrease in maintenance expense.

Interest expense increased for the nine months ended September 30, 1997, compared to the corresponding period of 1996, as a result of the increased principal balance on the debt secured by Factory Merchant's Mall. This debt was refinanced in 1996 (see "Note E"). Bad debt recovery for the nine months ended September 30, 1997, is the result of an analysis of past due amounts from tenants at both of the Partnership's investment properties. During the nine months ended September 30, 1996, the Partnership recognized bad debt recovery of approximately $48,000 from AMIT and approximately $61,000 from Fort Worth as payment on its note payable to the Partnership (see discussion at "Note C"). In addition, there were bad debt recoveries from tenants of the Partnership's investment properties that had been previously reserved. Rental revenue increased due to the leasing of additional space by tenants at Factory Merchants Mall, as discussed above. Other income increased primarily due to an increase in interest income resulting from increased balances held in higher interest bearing accounts. Maintenance expenses decreased in 1997, compared to 1996, resulting from projects completed in 1996 to enhance the appearance of the Partnership's investment properties in order to more easily attract tenants. Additionally, there was a remodeling project at Eastgate Mall in 1996 to prepare the retail space for the anticipated move-in of a large tenant in 1997.

The decrease in net loss for the three months ended September 30, 1997, is due to the increase in equity income of the joint ventures. During the three months ended September 30, 1996, Northtown continued to generate significant losses due to declining occupancy and continuing maintenance needs. For the three months ended September 30, 1997, versus 1996, loss before equity in income or loss of the joint ventures decreased due to an increase in revenues and a decrease in maintenance expenses, as discussed above.

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000, after payment of closing costs, and the gain on the sale amounted to approximately $23,627,000. The Partnership's pro-rata share of this gain is included in equity in income of the joint venture. The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the Partnership was released from the mortgage note payable of approximately $51,326,000. During the fourth quarter of 1997, all remaining liabilities will be paid and this Joint Venture will be terminated.

Included in maintenance expense for the nine months ended September 30, 1997, is $17,000 of major repairs and maintenance comprised of parking lot repairs. Included in maintenance expense for the nine months ended September 30, 1996 is approximately $75,000 of major repairs and maintenance comprised primarily of exterior painting.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $3,576,000 compared to approximately $2,831,000 at September 30, 1996. Net cash provided by operating activities decreased, despite an increase in net income, due to a lesser decrease in accounts receivable, an increase in other assets and a decrease in other liabilities. Net cash provided by investing activities increased primarily due to no joint venture advances during the nine months ended September 30, 1997. There were approximately $741,000 in such advances during the nine months ended September 30, 1996.
Prior to the sale of the property, Northtown Mall continued to experience cash shortfalls and had been dependent upon the Partnership and Angeles Income Properties, Ltd. III (the 33.3% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements. Also increasing net cash provided by investing activities was $457,000 in collections on advances the Partnership made to Northtown Mall in prior years. These payments by Northtown were made available from the proceeds of the sale of Northtown Mall. Net cash used in financing activities decreased due to no additional loan costs incurred during the nine months ended September 30, 1997, versus approximately $242,000 in loan costs incurred during the same period in 1996. These loan costs were necessary in order to refinance the mortgage indebtedness secured by Factory Merchant's Mall. Also, payments on mortgage notes payable decreased due to the refinancing of the mortgage debt secured by Factory Merchants Mall (see "Note E" regarding the refinance of Factory Merchants Mall).

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $15,261,000, which is secured by the Factory Merchant's Mall investment property, matures in October 2006. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in the first nine months of 1997 or 1996.



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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits:

       Exhibit 10.17 Sales Agreement among Northtown Mall Partners, a California general partnership, Northtown Associates, a Delaware general partnership, and State of Wisconsin Investment Board, an independent state agency, and Northtown LLP, a Minnesota limited liability partnership dated May 5, 1997.

       Exhibit 10.18 General Conveyance by Northtown Mall Partners, a California general partnership, dated May 5, 1997.

       Exhibit 10.19 Termination of Agreements and Assignment of Accounts between Northtown Mall Partners, a California general partnership and Northtown Associates, a Delaware general partnership and State of Wisconsin Investment Board, an independent state agency, made as of May 5, 1997.

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)   Reports on Form 8-K:

       No reports on form 8-K were filed during the three months ended September 30, 1997.


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



                           Date: November 10, 1997