Form 10KSB
period 1997-12-31
ANGELES INCOME PROPERTIES LTD IV
filed 1998-03-27
CIK 763049

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15 (D)

                                  FORM 10-KSB
(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period from            to

                         Commission file number 0-14283

                       ANGELES INCOME PROPERTIES, LTD. IV
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,557,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25 million.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 29, 1984. The Partnership's general partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "General Partner" or "ARCII"). ARC II is wholly owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership, through its public offering of Limited Partnership Units, sold 131,800 units aggregating $65,900,000. The General Partner contributed capital in the amount of $1,000 for a 2% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership presently owns two investment properties. The Partnership owned a general partnership interest in one additional property which was sold in 1997 and that Partnership was dissolved December 31, 1997. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Commercial Group, L.P., an affiliate of Insignia, provides property management services to each of the Partnership's investment properties. The property in which the Partnership had a general partnership interest was managed by a third party.

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


ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                              Date of
Property                     Purchase      Type of Ownership       Use

Eastgate Marketplace         08/29/86    Fee ownership          Commercial
 Walla Walla, Washington                                        147,000 sq.ft.

Factory Merchants Mall       05/22/86    Fee ownership subject  Commercial
 Pigeon Forge, Tennessee                  to a first mortgage   200,000 sq.ft.

The Partnership had a 66.7% investment in Northtown Mall Partners ("Northtown"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. III, a California partnership and an affiliate of the General Partner, to form Northtown. The investment property owned by Northtown was sold to an affiliate of the lender on May 12, 1997, but the sale was effective April 1, 1997. Northtown Mall Partners was dissolved December 31, 1997.

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                             Gross
                           Carrying    Accumulated                       Federal
Property                     Value     Depreciation    Rate    Method   Tax Basis
Eastgate Marketplace      $  2,999      $  2,071      5-20 yrs  (1)     $ 3,664
Factory Merchants Mall      20,369        10,498      5-20 yrs  (1)      10,851

                          $ 23,368      $ 12,569                        $14,515

(1) Straight line

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                          Principal                                      Principal
                          Balance At                                      Balance
                         December 31,  Interest    Period    Maturity     Due At
Property                     1997        Rate     Amortized    Date      Maturity
Factory Merchants Mall
  First mortgage         $ 15,221        9.75%    25 years    10/2006   $ 12,955


AVERAGE ANNUAL RENTAL RATES AND OCCUPANCY FOR 1997 AND 1996 FOR EACH PROPERTY:


                                  Average Annual                 Average
                                   Rental Rates                 Occupancy
Property                        1997          1996         1997          1996

Eastgate Marketplace        $ 3.03/s.f.   $ 2.95/s.f.     83% (1)         92%
Factory Merchants Mall       14.15/s.f.    13.28/s.f.     96% (2)         91%

  1) A lease was signed with a major tenant for the majority of the remaining space available. During November 1997, the tenant took possession of this space, and Eastgate Marketplace was 96% occupied at December 31, 1997.

  2) The increase in occupancy at Factory Merchant's Mall results from existing tenants leasing additional space on a short-term basis for special promotional sales. Due to the competition in the area, the General Partner is currently considering a redevelopment of this mall in order to enhance it's competitive abilities.

As noted in "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other commercial buildings in the area. The General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1998-2007:


                               Number of                             % of Gross
                              Expirations  Square Feet  Annual Rent  Annual Rent

Eastgate Marketplace
            1998                   1           497     $    6,180      1.16%
            1999                   -            --            --         --
            2000                   1         1,150         11,362      2.13%
            2001                   -            --             --        --
            2002                   3        48,400         95,289     17.84%
          2003-2006                -            --             --        --
            2007                   3        66,891        349,539     65.46%


Factory Merchants Mall
            1998                   6        22,916     $  326,672     13.54%
            1999                  11        45,227        589,926     24.46%
            2000                   2        11,674        178,784      7.41%
            2001                  15        74,072      1,140,826     47.30%
            2002                   4        10,924        159,204      6.60%
          2003-2007                -            --             --        --


The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for Eastgate Marketplace:


      Nature of        Square Footage      Annual Rent
       Business            Leased        Per Square Foot    Lease Expiration

       Retail              38,524             $4.40             11/30/07
       Retail              22,400              3.20             11/30/13
       Retail              46,000              1.35             09/30/02
       Retail              25,600              6.03             11/30/07

Factory Merchants Mall has no tenants occupying 10% or more of the leasable square footage.

Real estate taxes and rates in 1997 for each property were:


                                         1997             1997
                                        Billing           Rate
                                    (in thousands)

Eastgate Marketplace                   $  52             1.45%
Factory Merchants Mall                   138             1.37%


ITEM 3. LEGAL PROCEEDINGS

The Partnership, along with other affiliates, has been named in a suit brought by a company which owned a 20% interest ("Plaintiff") in an investment property, the W.T. Waggoner Building, which was sold in 1995. The W. T. Waggoner Building was sold by a Joint Venture in which the Partnership held a 43% interest ("Fort Worth"). The Joint Venture was dissolved subsequent to the sale in 1995. The Plaintiff is suing for breach of contract and negligence for mismanagement of the property. The General Partner believes that there is no merit in this suit and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                   PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 131,800 Limited Partnership Units during its offering period through April 24, 1986, and currently has 131,585 Limited Partnership Units held by 5,565 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

During 1996, the number of Limited Partnership Units decreased by 175 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

There were no distributions made to the partners during the years ended December 31, 1997 and 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership realized net income of approximately $13,782,000 for the year ended December 31, 1997, compared to a net loss of approximately $2,285,000 for the year ended December 31, 1996. The increase in net income for the year ended December 31, 1997, is due to the equity in income of the joint venture as a result of the gain realized on the sale of Northtown Mall in the second quarter of 1997, and the equity in extraordinary gain on debt extinguishment, which also resulted from the sale of Northtown Mall (see discussion below). For the year ended December 31, 1997, loss before equity in income of the joint venture decreased primarily due to an increase in other income and a decrease in operating expenses. Partially offsetting the decrease in net loss was a decrease in bad debt recovery.

Other income increased for the year ended December 31, 1997, compared to 1996 due to an increase in fees collected from the tenants. Fees collected from tenants increased due to lease cancellation fees from two tenants at Factory Merchants Mall, as well as, utility collections received from tenants who were not required to pay utilities in 1996. Operating expenses decreased primarily as a result of a decrease in maintenance expenses at both Factory Merchants Mall and Eastgate Mall. The decrease at Factory Merchants Mall resulted from improvement projects that were completed during 1996 to upgrade the exterior building and improve the appearance of this property. This decrease; however, was partially offset by an increase in parking lot improvements in 1997. The decrease at Eastgate Mall resulted from the completion of interior building improvements projects during 1996 to prepare the space for the move in of a large tenant in 1997. During the year ended December 31, 1996, the Partnership recognized bad debt recovery of approximately $48,000 from Angeles Mortgage Investment Trust ("AMIT") and approximately $61,000 from the Fort Worth Joint Venture as payment on its note payable to the Partnership (see discussion at "Note D" to the financial statements in "Item 7"). In addition, there were bad debt recoveries from tenants of the Partnership's investment properties that had been previously reserved. During 1997, the only bad debt recovery recorded was from tenants of the Partnership's investment properties that had been previously reserved.

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The economic closing of the sale was as of April 1, 1997. The sale resulted in net proceeds of approximately $1,200,000 after payment of closing costs. The gain on sale amounted to approximately $16,243,000, and approximately $7,384,000 was recognized as extraordinary gain on early extinguishment of debt due to the full release of its non-recourse indebtedness of approximately $51,000,000, as stipulated by the sales agreement. The Partnership's pro-rata share of the gain on the sale of Northtown Mall is included in equity in income of the joint venture, and the Partnership's pro-rata share of the extraordinary gain on early extinguishment of debt is included in equity in extraordinary gain on debt extinguishment. During the fourth quarter of 1997, all remaining liabilities were paid and the Joint Venture was terminated.

During the year ended December 31, 1996 the Partnership recognized a loss on the refinance of the debt related to Factory Merchants Mall of approximately $284,000 (See "Note B" to the financial statements in "Item 7"). Of this loss prepayment penalties amounted to approximately $234,000 and approximately $50,000 of the loss is due to the write-off of unamortized loan costs.

Included in operating expense for the year ended December 31, 1997, is approximately $18,000 of major repairs and maintenance comprised primarily of parking lot repairs. Included in maintenance expense for the year ended December 31, 1996, is approximately $130,000 of major repairs and maintenance comprised primarily of exterior building repairs and painting.

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

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $3,559,000 compared to approximately $3,308,000 at December 31, 1996. Net cash increased approximately $251,000 for the year ended December 31, 1997, compared to a net cash decrease of approximately $116,000 for the year ended December 31, 1996. Net cash provided by operating activities increased only slightly primarily due to the decrease in loss before equity in income or loss of the joint venture operations. Net cash used in investing activities decreased primarily due to collection on advances to the joint venture of $455,000 in 1997, compared to $741,000 advanced to the joint venture in 1996. Prior to the sale of the property, Northtown mall continued to experience cash shortfalls and had been dependent upon the Partnership and Angeles Income Properties, Ltd. III (the 33.3% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements. These collections on advances in 1997 were made available from the proceeds of the sale of Northtown Mall. Net cash used in financing activities resulted from the payment toward principal on mortgage notes payable during the year ended December 31, 1997. During the year ended December 31, 1996, net cash provided by financing activities resulted from net proceeds from the refinance of Factory Merchants Mall, and was partially offset by loan costs paid and debt extinguishment costs.

On October 1, 1996, the Partnership, through its 99% owned subsidiary (Factory Merchants AIP IV, L.P. ("FM")), refinanced the mortgage debt secured by Factory Merchants Mall. FM paid off debt of $14,242,000 and incurred penalty costs of $234,000 at closing. The new loan, in the principal amount of $15,400,000, matures in October 2006 and carries a 9.75% interest rate.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near term needs of the Partnership. The mortgage indebtedness of approximately $15,221,000, which is secured by the Factory Merchant's Mall investment property, matures in October 2006, at which time the property will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in 1997 and 1996.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter ("the Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.     FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. IV

LIST OF FINANCIAL STATEMENTS


  Report of Ernst & Young LLP, Independent Auditors

  Consolidated Balance Sheet -  December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and
   1996

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
   1996

  Notes to Consolidated Financial Statements





              Report of Ernst & Young LLP, Independent Auditors







The Partners
Angeles Income Properties, Ltd. IV


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. IV at December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. IV at December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                     /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1998,
except for Note J, as to which the date is March 17, 1998


                       ANGELES INCOME PROPERTIES, LTD. IV
                           CONSOLIDATED BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                     $   3,559
  Receivables and deposits, net of $118
    allowance for doubtful accounts                                   548
  Restricted escrows                                                  486
  Other assets                                                        776
  Investment properties:
    Land                                      $    2,708
    Buildings and related personal
      property                                    20,660
                                                  23,368
    Less accumulated depreciation                (12,569)          10,799

                                                                $  16,168

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                              $     137
  Tenant security deposits                                              7
  Accrued taxes                                                       138
  Other liabilities                                                   178
  Mortgage note payable                                            15,221

Partners' Capital (Deficit)
  General partner                            $   (1,129)
  Limited partners  (131,585 units
    issued and outstanding)                       1,616               487

                                                                $  16,168

          See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                    Years Ended December 31,
                                                       1997         1996

Revenues:
  Rental income                                    $   4,253    $   4,196
  Other income                                           304          153
    Total revenues                                     4,557        4,349
Expenses:
  Operating expenses                                   1,700        1,815
  General and administrative                             419          387
  Depreciation                                         1,060        1,051
  Interest                                             1,526        1,485
  Property taxes                                         190          211
  Bad debt recovery, net                                 (22)        (177)
    Total expenses                                     4,873        4,772

  Loss before equity in income
    (loss) of joint venture and
    extraordinary item                                  (316)        (423)

Equity in income (loss) of joint
  venture (Note F)                                     9,173       (1,578)

  Income (loss) before extraordinary item              8,857       (2,001)

Extraordinary items:
  Loss on early extinguishment of debt                    --         (284)
  Equity in extraordinary gain on
    debt extinguishment of joint venture (Note F)      4,925           --

    Net income (loss)                              $  13,782    $  (2,285)

Income (loss) income allocated to general
  partner (2%)                                     $     276    $     (46)
Income (loss) allocated to limited
  partners (98%)                                      13,506       (2,239)

    Net income (loss)                              $  13,782    $  (2,285)

Per limited partnership unit:
  Income (loss) before extraordinary item          $   65.96    $  (14.88)
   Extraordinary item - loss on early
    extinguishment of debt                                --        (2.11)
   Extraordinary item - equity in extraordinary
    gain on debt extinguishment of joint venture       36.68           --
    Net income (loss)                              $  102.64    $  (16.99)

         See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. IV
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership    General       Limited
                                    Units       Partner       Partners       Total
Original capital contributions    131,800     $       1     $  65,900     $  65,901

Partners' deficit at
 December 31, 1995                131,760     $  (1,359)    $  (9,651)    $ (11,010)

Abandonment of limited
 partnership units                   (175)           --            --            --

Net loss for the year
 ended December 31, 1996               --           (46)       (2,239)       (2,285)

Partners' deficit at
 December 31, 1996                131,585        (1,405)      (11,890)      (13,295)

Net income for the year ended
 December 31, 1997                     --           276        13,506        13,782

Partners' capital (deficit) at
 December 31, 1997                131,585     $  (1,129)    $   1,616     $     487

          See Accompanying Notes to Consolidated Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Years Ended December 31,
                                                            1997         1996

Cash flows from operating activities:
  Net income (loss)                                     $ 13,782     $ (2,285)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Equity in (income) loss of joint venture              (9,173)       1,578
    Depreciation                                           1,060        1,051
    Bad debt recovery, net                                   (22)        (177)
    Amortization of loan costs and leasing
      commissions                                            105          195
    Extraordinary item - loss on early
      extinguishment of debt                                  --          284
    Extraordinary item - equity in extraordinary
      gain on debt extinguishment of joint venture        (4,925)          --
  Change in accounts:
    Receivables and deposits                                  27          (30)
    Other assets                                             (80)         (47)
    Accounts payable                                         (53)          26
    Tenant security deposit liabilities                       (2)           1
    Accrued taxes                                             --           (9)
    Other liabilities                                          7           29

         Net cash provided by operating
            activities                                       726          616

Cash flows from investing activities:
  Property improvements and replacements                    (402)        (127)
  Lease commissions                                         (197)          --
  Deposits to restricted escrows, net of withdrawals        (176)        (309)
  Collection on advances to joint venture                    455           --
  Advances to joint venture                                   --         (741)
  Proceeds from notes receivable                              --          109

         Net cash used in investing activities              (320)      (1,068)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (155)        (251)
  Repayment of mortgage note payable                          --      (14,242)
  Proceeds from refinancing of debt                           --       15,400
  Loan costs                                                  --         (337)
  Debt extinguishment costs                                   --         (234)

         Net cash (used in) provided by
            financing activities                            (155)         336

Net increase (decrease) in cash and cash equivalents         251         (116)

Cash and cash equivalents at beginning of year             3,308        3,424

Cash and cash equivalents at end of year                $  3,559    $   3,308

Supplemental disclosure of cash flow
  information:
  Cash paid for interest                                $  1,492    $   1,439
  Property improvements and replacements
    in accounts payable                                 $    100    $      --

       See Accompanying Notes to Consolidated Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. IV
                   Notes to Consolidated Financial Statements

                                 December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated June 29, 1984. The Partnership's general partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "General Partner" or "ARCII"). ARC II is wholly owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT.

Principles of Consolidation: The consolidated financial statements of the Partnership include its wholly-owned limited partnership interest in Factory Merchants, AIP IV, L.P. and AIP IV GP, LP. The Partnership may remove the General Partner of Factory Merchants, AIP IV, L.P. and AIP IV GP, LP; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Investment in Joint Venture: The Partnership accounted for its investment in joint venture using the equity method of accounting (see "Note F"). Under the equity method of accounting, the Partnership records its equity interest in earnings or losses of the joint venture; however, the investment in the joint ventures will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint ventures.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds and certificates of deposit with original maturities of less than ninety days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership may require security deposits from certain commercial space lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the space provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1997 or 1996.

Loan Costs: Loan costs of approximately $337,000, which are included in other assets in the accompanying balance sheet, are amortized on a straight-line basis over the life of the related loan. Current accumulated amortization is approximately $42,000.

Leases: Commercial building lease terms are generally for one to twenty years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent totaled approximately $307,000 in 1997 and approximately $235,000 in 1996.

Lease Commissions: Lease commissions of approximately $551,000, which are included in other assets in the accompanying balance sheet, are amortized on a straight-line basis over the terms of the respective leases. Current accumulated amortization is approximately $208,000.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying balance.

NOTE B -  MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows (dollar amounts in thousands):

                           Monthly                            Principal       Principal
                           Payment      Stated                 Balance       Balance At
                          Including    Interest   Maturity      Due At      December 31,
Property                   Interest      Rate       Date       Maturity         1997
Factory Merchants Mall
  First mortgage          $  137         9.75%     10/2006   $ 12,955      $  15,221


On October 1, 1996, the Partnership, through its 99% owned subsidiary (Factory Merchants AIP IV, L.P. ("FM")), refinanced the previous mortgage debt secured by Factory Merchants Mall. FM paid off debt of approximately $14,242,000 and paid closing costs and funded escrows with the remainder of the proceeds. The Partnership recognized an extraordinary loss on early extinguishment of debt of $284,000 due to prepayment penalties of approximately $234,000 and the write off of unamortized loan costs of $50,000.

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. Scheduled principal payments for the mortgage note payable subsequent to December 31, 1997, are as follows (dollar amounts in thousands):


     1998         $    170
     1999              188
     2000              207
     2001              228
     2002              251
  Thereafter        14,177

                  $ 15,221


NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss):


                                             1997           1996
                                               (in thousands)

Net income (loss) as reported              $13,782        $ (2,285)
Add (deduct):
     Depreciation differences                   51              45
     Unearned income                             8               3
     Investment in joint venture            (2,666)            406
     Other                                  (1,223)             38

Federal taxable income (loss)              $ 9,952        $ (1,793)

Federal taxable income (loss) per
     limited partnership unit              $ 65.45        $ (13.34)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


Net assets as reported                        $   487
Land and buildings                              2,692
Accumulated depreciation                        1,024
Syndication and distribution costs              8,848
Investments in Joint Ventures                   1,175
Other                                             188

Net assets - Federal tax basis                $14,414


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the General Partner and affiliates in 1997 and 1996 (in thousands):


                                              1997           1996

Property management fees (included
 in operating expenses)                      $ 131          $ 129

Reimbursement for services of
affiliates (included in operating
expense and general and administrative
expense)                                       197            242

Lease commissions (included in other
assets)                                        175             --


Included in "Reimbursement for services of affiliates" is approximately $1,000 in construction oversight costs for the year ended December 31, 1997. No construction oversight costs were incurred during the year ended December 31, 1996.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                                     Cost
                                                     Buildings   Capitalized
                                                    and Related    (Removed)
                                                     Personal    Subsequent to
Description               Encumbrances     Land      Property     Acquisition

Eastgate Marketplace      $     --      $   901     $  3,991     $  (1,893)
Factory Merchants Mall      15,221        2,414       16,155         1,800

   Totals                 $ 15,221      $ 3,315     $ 20,146     $     (93)



                       Gross Amount At Which Carried
                            At December 31, 1997
                               (in thousands)

                                Buildings
                               And Related
                                 Personal              Accumulated     Date    Depreciable
Description            Land      Property     Total    Depreciation  Acquired   Life-Years
Eastgate Marketplace $   294    $  2,705   $  2,999    $   2,071    08/29/86      10-20

Factory Merchants
  Mall                 2,414      17,955     20,369       10,498    05/22/86      10-20

   Totals            $ 2,708    $ 20,660   $ 23,368    $  12,569



The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                       Years Ended December 31,
                                         1997           1996
                                            (in thousands)
Investment Properties
Balance at beginning of year         $  22,866      $  22,739
Property improvements                      502            127
Balance at end of year               $  23,368      $  22,866

Accumulated Depreciation
Balance at beginning of year         $  11,509      $  10,458
  Additions charged to expense           1,060          1,051
Balance at end of year               $  12,569      $  11,509


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1997 and 1996, is $26,060,000 and $25,563,000, respectively.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $11,545,000 and $10,537,000 respectively.

NOTE F - INVESTMENT IN JOINT VENTURE

The Partnership had a 66.7% investment in Northtown Mall Partners ("Northtown"). The investment property, Northtown Mall, was sold in May 1997, but effective April 1, 1997. During the fourth quarter of 1997, all remaining liabilities were paid and the Joint Venture was terminated.

The condensed statement of operations of Northtown for the years ended December 31, 1997 and 1996, is summarized as follows:



                                            Northtown
                                        1997          1996
                                          (in thousands)

Revenues                            $   2,738    $  10,765
Costs and expenses                     (3,529)     (13,136)
Gain on disposal of
  property                             16,243           --
Income (loss) before
  extraordinary item                   15,452       (2,371)
Extraordinary item - gain on early
  extinguishment of debt                7,384           --
Net income (loss)                   $  22,836    $  (2,371)


The Partnership's equity in income of the joint venture was approximately $9,173,000 for the year ended December 31, 1997, and the Partnership's equity in the loss of the joint venture was approximately $1,578,000 for the year ended December 31, 1996. For the year ended December 31, 1997, the Partnership recognized approximately $4,925,000 in equity in extraordinary gain on debt extinguishment related to the sale of Northtown Mall, as discussed below.

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The economic closing of the sale of Northtown Mall was as of April 1, 1997. The sale resulted in net proceeds of approximately $1,200,000, after payment of closing costs. The gain on the sale amounted to approximately $16,243,000 and approximately $7,384,000 was recognized as extraordinary gain on early extinguishment of debt due to the full release of its non-recourse indebtedness of approximately $51,000,000 as stipulated by the sales agreement. The joint venture was dissolved in December 1997.

NOTE G - OPERATING LEASES

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 1997 the Partnership had minimum future rentals under noncancellable leases with initial or remaining terms in excess of one year as follows (in thousands):


                 1998                    $   2,853
                 1999                        2,363
                 2000                        1,920
                 2001                        1,055
                 2002                          645
              Thereafter                     2,652

                                         $  11,488

NOTE H - GROUND LEASE

Factory Merchants Mall is subject to three ground leases. The aggregate annual lease expense was approximately $188,000 and $160,000 for the years ended December 31, 1997 and 1996, respectively. Such amounts are included in the statements of operation as operating expenses. The terms of two of the leases provide for increases every year, based on the Consumer Price Index. The terms of the third lease provide for increases every five years, based on the Consumer Price Index.

As of December 31, 1997, the aggregate minimum rental payments under the land leases are as follows (in thousands):


                1998                  $   176
                1999                      176
                2000                      176
                2001                      176
                2002                      176
             Thereafter                 4,443

                                      $ 5,323


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


NOTE J - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.



                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Realty Corporation II ("ARC II" or the "General Partner") is wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT.

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

     Name                                Age               Position

Carroll D. Vinson                        57                President and
                                                           Director

Robert D. Long, Jr.                      30                Vice President and
                                                           Chief Accounting
                                                           Officer

William H. Jarrard, Jr.                  51                Vice President

Daniel M. LeBey                          32                Secretary

Kelley M. Buechler                       40                Assistant Secretary


Carroll D. Vinson has been President and Director of the General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), and subsidiaries, affiliates of Insignia since August 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the General Partner since August 1994. Mr. Long joined MAE, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12." below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person owned of record more than 5% of the Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates in 1997 and 1996 (in thousands):


                                                 1997         1996

Property management fees                        $ 131         $ 129

Reimbursement for services of affiliates          197           242
Lease commissions                                 175            --

Included in "Reimbursement for services of affiliates" is approximately $1,000 in construction oversight costs for the year ended December 31, 1997. No construction oversight costs were incurred during the year ended December 31, 1996.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

Effective February 25, 1998, MAE GP was merged into IPT, which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT.


                                      PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit Index.

       (b) Reports on Form 8-K:

           None filed during the quarter ended December 31, 1997.



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


                             Date: March 27, 1998



    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/ Carroll D. Vinson            President                  Date: March 27, 1998
Carroll D. Vinson



/s/Robert D. Long, Jr.           Vice President and Chief   Date: March 27, 1998
Robert D. Long, Jr.              Accounting Officer






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