Form 10QSB
period 1998-03-31
ANGELES INCOME PROPERTIES LTD IV
filed 1998-05-11
CIK 763049

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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


                                 (864) 239-1000
                           Issuer's telephone number


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
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                          $  3,756
  Receivables and deposits, net of $110 allowance for
    doubtful accounts                                                     440
  Restricted escrows                                                      316
  Other assets                                                            739
  Investment properties
     Land                                                 $   2,708
     Buildings and related personal property                 20,748
                                                             23,456
     Less accumulated depreciation                          (12,833)   10,623
                                                                     $ 15,874

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                   $     32
  Tenant security deposit liabilities                                       7
  Accrued taxes                                                            50
  Other liabilities                                                       148
  Mortgage note payable                                                15,180

Partners' Capital (Deficit)
  General partner's                                       $  (1,130)
  Limited partners' (131,585 units issued
     and outstanding)                                         1,587       457
                                                                     $ 15,874

          See Accompanying Notes to Consolidated Financial Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                        Three Months Ended
                                                             March 31,
                                                         1998          1997
     Revenues:
       Rental income                                  $  1,049       $  1,075
       Other income                                        100             41
       Bad debt recovery, net                                8              4
        Total revenues                                   1,157          1,120

     Expenses:
       Operating                                           447            374
       General and administrative                           48            102
       Depreciation                                        264            257
       Interest                                            378            383
       Property taxes                                       50             55
        Total expenses                                   1,187          1,171

     Loss before equity in loss of joint
        venture                                            (30)           (51)

     Equity in loss of joint venture                        --           (468)

     Net loss                                         $    (30)      $   (519)

     Net loss allocated to general partner (2%)       $     (1)      $    (10)
     Net loss allocated to limited partners (98%)          (29)          (509)

                                                      $    (30)      $   (519)

     Net loss per limited partnership unit            $   (.22)      $  (3.87)

          See Accompanying Notes to Consolidated Financial Statements

c)
                       ANGELES INCOME PROPERTIES, LTD. IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                      Units        Partner      Partners         Total
Original capital contributions      131,800      $       1    $  65,900      $   65,901

Partners' (deficit) capital
   at December 31, 1997             131,585      $  (1,129)   $   1,616      $      487

Net loss for the three months
   ended March 31, 1998                  --             (1)         (29)            (30)

Partners' (deficit) capital
  at March 31, 1998                 131,585      $  (1,130)   $   1,587      $      457

          See Accompanying Notes to Consolidated Financial Statements

d)
                       ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    1998         1997
Cash flows from operating activities:
  Net loss                                                       $   (30)      $  (519)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                                     264           257
    Amortization of loan costs and leasing commissions                29            23
    Equity in loss of joint venture                                   --           468
    Bad debt recovery, net                                            (8)           (4)
    Change in accounts:
      Receivables and deposits                                       116            54
      Other assets                                                     8           (32)
      Tenant security deposit liabilities                             --            (1)
      Accounts payable                                              (105)          (29)
      Accrued taxes                                                  (88)          (83)
      Other liabilities                                              (30)         (152)

       Net cash provided by (used in) operating activities           156           (18)

Cash flows from investing activities:
  Property improvements and replacements                             (88)          (71)
  Net withdrawals from (deposits to) restricted escrows              170           (60)

       Net cash provided by (used in) investing activities            82          (131)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                 (41)          (50)

Net increase (decrease) in cash and cash equivalents                 197          (199)

Cash and cash equivalents at beginning of period                   3,559         3,308

Cash and cash equivalents at end of period                       $ 3,756       $ 3,109

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   371       $   499

Supplemental disclosure of non-cash investing activities:
  Fixed assets in accounts payable                               $    --       $    12

          See Accompanying Notes to Consolidated Financial Statements

e)
                       ANGELES INCOME PROPERTIES, LTD. IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership had a 66.7% investment in Northtown Mall Partners ("Northtown") until the property was sold effective April 1, 1997. During the fourth quarter of 1997, all liabilities were paid and the joint venture was terminated.

The condensed profit and loss statements for the three months ended March 31, 1998 and 1997, for Northtown are as follows (in thousands):

                                  Northtown
                              1998           1997
Revenue                    $    --        $  2,696
Costs and expenses              --          (3,399)
  Net loss                 $    --        $   (703)

The Partnership's equity in the loss of the joint venture was approximately $468,000 for the three months ended March 31, 1997.

The Partnership accounted for its 66.7% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership recorded its equity interest in earnings or losses of the joint venture; however, the investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

ARC II was wholly owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT.

The following payments were made to the General Partner and affiliates during the three months ended March 31, 1998 and 1997 (in thousands):

                                                     1998           1997
Property management fees (included in
 operating expenses)                                 $36            $34
Lease commissions (included in other assets
 and operating expenses)                               5             --
Reimbursement for services of
  affiliates (included in operating expenses
 and general and administrative expenses)             61             58


Included in reimbursement for services of affiliates above is approximately $28,000 for consulting performed by an affiliate of the General Partner.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of Angeles Mortgage Investment Trust ("AMIT"). The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at March 31, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                          Average Occupancy
Property                                  1998         1997

Factory Merchants Mall                     93%          92%
 Pigeon Forge, Tennessee

Eastgate Market Place                      96%          90%
 Walla Walla, Washington (1)

(1) The occupancy at Eastgate Market Place increased as a result of the move in of an anchor tenant in November 1997.

The Partnership realized a net loss of approximately $30,000 for the three month period ended March 31, 1998, as compared to a net loss of approximately $519,000 for the three month period ended March 31, 1997. The decrease in net loss for the three month period ended March 31, 1998, as compared to 1997, is primarily attributable to the sale of Northtown Mall during the second quarter of 1997. For the three month period ended March 31, 1997, the Partnership realized a net loss of approximately $468,000 in the equity loss in the joint venture that owned Northtown Mall.

Rental revenue decreased for the three month period ended March 31, 1998, compared to the same period in 1997 primarily as a result of a decrease at Factory Merchants Mall that was partially offset by an increase at Eastgate Market Place. The decrease in rental revenue at Factory Merchants Mall results from an increase in the number of temporary tenants that pay rent based upon a percentage of sales which is often below market rental rates. The increase in rental revenue at Eastgate Market Place can be attributed to the increase in occupancy due to the addition of an anchor tenant in the fourth quarter of 1997. Other income increased primarily from the receipt of lease cancellation fees at Factory Merchants Mall. Although total expenses remained consistent for the three month periods ended March 31, 1998 and 1997, there was an increase in operating expenses mostly offset by a decrease in general and administrative expenses. The increase in operating expense is primarily attributable to an increase in association dues at Factory Merchants Mall relating to an increase in promotional advertising partially offset by decreases in property and maintenance expenses. Property expenses decreased primarily as a result of decreases in salary and related payroll costs at both of the Partnership's investment properties. Maintenance expenses decreased primarily as a result of decreases in common area cleaning contracts at Factory Merchants Mall. General and administrative expenses decreased as a result of decreases in General Partner reimbursements and legal and administrative fees.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $3,756,000, compared to approximately $3,109,000 at March 31, 1997. The increase in cash and cash equivalents for the three month period ended March 31, 1998, was approximately $197,000 as compared to a decrease of approximately $199,000 for the corresponding period in 1997. Net cash provided by operating activities increased primarily due to an increase in cash provided by receivables and deposits, other assets and other liabilities primarily due to the changes in the timing of receipts and payments. These changes were partially offset by an increase in cash used in accounts payable also due to the change in the timing of payments. Net cash provided by investing activities increased due to an increase in net withdrawals from restricted escrows. Net cash used in financing activities decreased due to the timing of principal payments made in the first quarter of 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $15,180,000, which is secured by the Factory Merchants Mall investment property, matures in October 2006 and carries a stated interest rate of 9.75%. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in the first three months of 1998 or 1997.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                            PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


b) Reports on Form 8-K: No reports were filed during the quarter ended March 31, 1998.


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



                           ANGELES INCOME PROPERTIES, LTD. IV

                           By:   Angeles Realty Corporation II
                                 General Partner


                           By:   /s/Carroll D. Vinson
                                 Carroll D. Vinson
                                 President


                           By:   /s/Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Vice President and Chief
                                 Accounting Officer

                           Date: May 11, 1998