Form 10QSB
period 1998-06-30
ANGELES INCOME PROPERTIES LTD IV
filed 1998-08-07
CIK 763049

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

                  For the quarterly period ended June 30, 1998

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

ITEM 1.  FINANCIAL STATEMENTS

a)
                       ANGELES INCOME PROPERTIES, LTD. IV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998


Assets
  Cash and cash equivalents                                          $  3,757
  Receivables and deposits, net of $116 allowance for
    doubtful accounts                                                     436
  Restricted escrows                                                      364
  Other assets                                                            701
  Investment properties:
     Land                                                 $   2,708
     Buildings and related personal property                 20,844
                                                             23,552
     Less accumulated depreciation                          (13,105)   10,447
                                                                     $ 15,705

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $     19
  Tenant security deposit liabilities                                       7
  Accrued property taxes                                                   73
  Other liabilities                                                       177
  Mortgage note payable                                                15,138

Partners' Capital (Deficit)
  General partner's                                       $  (1,133)
  Limited partners' (131,585 units issued
     and outstanding)                                         1,424       291
                                                                     $ 15,705

          See Accompanying Notes to Consolidated Financial Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. IV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                   1998       1997       1998       1997
Revenues:
 Rental income                   $ 1,006   $    970    $ 2,063   $  2,049
 Other income                         62         69        162        110
   Total revenues                  1,068      1,039      2,225      2,159

Expenses:
 Operating                           472        435        919        809
 General and administrative           63         83        111        185
 Depreciation                        272        256        536        513
 Interest                            378        382        756        765
 Property taxes                       49         53         99        108
   Total expenses                  1,234      1,209      2,421      2,380

Loss before equity in income
of joint venture and
extraordinary item                  (166)      (170)      (196)      (221)
Equity in income of joint
venture                               --      9,645         --      9,177

(Loss) income before
  extraordinary item                (166)     9,475       (196)     8,956
Equity in extraordinary gain
  on debt extinguishment of
  joint venture                       --      4,925         --      4,925
Net (loss) income                $  (166)  $ 14,400    $  (196)  $ 13,881

Net (loss) income allocated
 to general partner (2%)         $    (3)  $    288    $    (4)  $    278
Net (loss) income allocated
 to limited partners(98%)           (163)    14,112       (192)    13,603
                                 $  (166)  $ 14,400    $  (196)  $ 13,881

Per limited partnership unit:
 (Loss) income before
   extraordinary item            $ (1.24)  $  70.57    $ (1.46)  $  66.70
 Extraordinary gain                   --      36.68         --      36.68
 Net (loss) income               $ (1.24)  $ 107.25    $ (1.46)  $ 103.38

          See Accompanying Notes to Consolidated Financial Statements

c)
                       ANGELES INCOME PROPERTIES, LTD. IV

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership     General      Limited
                                     Units        Partner      Partners      Total
Original capital contributions      131,800      $       1    $  65,900    $   65,901

Partners' (deficit) capital
   at December 31, 1997             131,585      $  (1,129)   $   1,616    $      487

Net loss for the six months
   ended June 30, 1998                   --             (4)        (192)         (196)

Partners' (deficit) capital
  at June 30, 1998                  131,585      $  (1,133)   $   1,424    $      291

          See Accompanying Notes to Consolidated Financial Statements

d)
                       ANGELES INCOME PROPERTIES, LTD. IV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                               1998        1997
Cash flows from operating activities:
  Net (loss) income                                          $  (196)    $13,881
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Equity in income of joint venture                             --      (9,177)
    Equity in extraordinary gain on debt extinguishment
      of joint venture                                            --      (4,925)
    Depreciation                                                 536         513
    Amortization of loan costs and leasing commissions            58          51
    Change in accounts:
      Receivables and deposits                                   126         131
      Other assets                                                 3        (111)
      Tenant security deposit liabilities                         --          (1)
      Accounts payable                                          (118)        (80)
      Accrued property taxes                                     (65)        (65)
      Other liabilities                                           (1)          8

       Net cash provided by operating activities                 343         225

Cash flows from investing activities:
  Property improvements and replacements                        (184)       (167)
  Net withdrawals from (deposits to) restricted escrows          122         (95)

       Net cash used in investing activities                     (62)       (262)

Cash flows used in financing activities
  Payments on mortgage note payable                              (83)        (76)

Net increase (decrease) in cash and cash equivalents             198        (113)

Cash and cash equivalents at beginning of period               3,559       3,308

Cash and cash equivalents at end of period                   $ 3,757     $ 3,195

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $   741     $   748

          See Accompanying Notes to Consolidated Financial Statements

                    ANGELES INCOME PROPERTIES, LTD. IV

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership had a 66.7% investment in Northtown Mall Partners ("Northtown") until the property was sold effective April 1, 1997. During the fourth quarter of 1997, all liabilities were paid and the joint venture was terminated.

The condensed profit and loss statements for the three and six months ended June 30, 1997, for Northtown are as follows (in thousands):

                                        Three Months Ended     Six Months Ended
                                           June 30, 1997        June 30, 1997

Revenues                                   $      31             $   2,727
Costs and expenses                              (122)               (3,521)
Gain on sale of investment property           16,248                16,248
Net income before extraordinary
   item                                       16,157                15,454
Extraordinary gain on early
   extinguishment of debt                      7,384                 7,384
Net income                                 $  23,541             $  22,838


The Partnership's equity in the income of the joint venture was approximately $9,645,000 and $9,177,000 for the three and six months ended June 30, 1997, respectively. For the three and six months ended June 30, 1997, the Partnership recognized approximately $4,925,000 in equity in extraordinary gain on debt extinguishment related to the sale of Northtown Mall.

The Partnership accounted for its 66.7% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership recorded its equity interest in earnings or losses of the joint venture.

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The economic closing of the sale of Northtown Mall was as of April 1, 1997. The sale resulted in net proceeds of approximately $1,200,000, after payment of closing costs. The gain on the sale amounted to approximately $16,248,000 and approximately $7,384,000 was recognized as extraordinary gain on early extinguishment of debt due to the full release of its non-recourse indebtedness of approximately $51,000,000 as stipulated by the sales agreement. The joint venture was dissolved in December 1997.

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

The following amounts were incurred by the General Partner and affiliates during the six months ended June 30, 1998 and 1997 (in thousands):

                                                     1998           1997

Property management fees (included in
 operating expenses)                                 $68            $67
Lease commissions (included in other assets
 and operating expenses)                              21             10
Reimbursement for services of affiliates
 (included in operating expenses and
 general and administrative expenses)                 88             93


Included in reimbursement for services of affiliates above is approximately $27,500 for consulting performed by an affiliate of the General Partner for the six months ended June 30, 1998.

In addition, approximately $1,000 of construction oversight reimbursements were paid to the General Partner and its affiliates during the six months ended June 30, 1998.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner but with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                          Average Occupancy
Property                                  1998         1997
Factory Merchants Mall                    93%          94%
 Pigeon Forge, Tennessee
Eastgate Market Place                     97%          86%
 Walla Walla, Washington (1)

(1) The occupancy at Eastgate Market Place increased as a result of the move in of an anchor tenant in November 1997.

The Partnership realized a net loss of approximately $166,000 and $196,000 for the three and six month periods ended June 30, 1998, versus net income of approximately $14,400,000 and $13,881,000 for the same periods in 1997, respectively. The decrease in net income is primarily attributable to the sale of Northtown Mall during the second quarter of 1997. For the remaining properties, loss before equity income of joint venture decreased for the three and six months ended June 30, 1998, as compare to the same period in 1997 due to increases in rental and other income and a decrease in general and administrative expenses partially offset by an increase in operating expenses.

Rental income increased for the three and six month periods ended June 30, 1998, compared to the same periods in 1997, primarily as a result of an increase in occupancy at Eastgate Market Place which was partially offset by a decrease at Factory Merchants Mall. The increase in occupancy at Eastgate Market Place can be attributed to the addition of an anchor tenant in the fourth quarter of 1997. The decrease in rental income at Factory Merchants Mall results from an increase in the number of temporary tenants that pay rent based upon a percentage of sales which is below market rent. In addition, reimbursements for common area maintenance decreased as a result of the temporary tenants not being required to pay fees for common area maintenance. Other income increased for the six month period ended June 30, 1998, as compared to the same period in 1997, as a result of an increase in fees collected at Factory Merchants Mall for lease cancellations as well as an increase in interest income due to larger cash balances in interest-bearing accounts at the Partnership. General and administrative expenses decreased as a result of decreases in General Partner reimbursements and legal and professional fees. Operating expenses increased primarily as a result of an increase in advertising to attract tenants and shoppers to Factory Merchants Mall and professional fees paid to assess the possible redevelopment of the property. This increase in operating expense was partially offset by a decrease in maintenance expense at Factory Merchants Mall due to parking lot repairs and common area cleaning projects performed in 1997. Depreciation expenses increased for the three month period ended June 30, 1998, as a result of additional depreciable assets placed in service resulting from tenant improvement projects at Eastgate Market Place.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $3,757,000, as compared to approximately $3,195,000 at June 30, 1997. The increase in cash and cash equivalents for the six month period ended June 30, 1998, was approximately $198,0000, compared to a decrease of approximately $113,000 for the corresponding period in 1997. Net cash provided by operating activities increased primarily due to an increase in cash provided by other assets as a result of a change in the timing of insurance payments. Net cash used in investing activities decreased due to an increase in net withdrawals from restricted escrows. Net cash used in financing activities remained stable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $15,138,000, which is secured by the Factory Merchants Mall investment property, matures in October 2006 and carries a stated interest rate of 9.75%. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There were no cash distributions in the first six months of 1998 or 1997.

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

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the General Partner filed a motion seeking dismissal of the action.

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


b) Reports on Form 8-K: No reports were filed during the quarter ended June 30, 1998.


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

                           Date: August 7, 1998