Form 10QSB
period 1998-09-30
ANGELES INCOME PROPERTIES LTD IV
filed 1998-11-13
CIK 763049

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

               For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period_________to_________

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

                        55 Beattie Place, P.O. Box 1089
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

ITEM 1.  FINANCIAL STATEMENTS

a)
                       ANGELES INCOME PROPERTIES, LTD. IV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998

Assets
  Cash and cash equivalents                                         $  3,705
  Receivables and deposits, net of $111 allowance for
    doubtful accounts                                                    503
  Restricted escrows                                                     411
  Other assets                                                           749
  Investment properties:
     Land                                                 $  2,708
     Buildings and related personal property                20,874
                                                            23,582
     Less accumulated depreciation                         (13,376)   10,206
                                                                    $ 15,574

Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable                                                  $     77
  Tenant security deposit liabilities                                      7
  Accrued property taxes                                                 122
  Other liabilities                                                      156
  Mortgage note payable                                               15,096

Partners' Capital (Deficit):
  General partner's                                       $ (1,136)
  Limited partners' (131,585 units issued
     and outstanding)                                        1,252       116
                                                                    $ 15,574
          See Accompanying Notes to Consolidated Financial Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. IV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended    Nine Months Ended
                                   September 30,            June 30,
                                   1998       1997       1998       1997
Revenues:
 Rental income                   $ 1,115   $  1,068    $ 3,178   $  3,117
 Other income                         65         56        227        166
   Total revenues                  1,180      1,124      3,405      3,283

Expenses:
 Operating                           428        455      1,347      1,264
 General and administrative          228         90        339        275
 Depreciation                        271        261        807        774
 Interest                            378        381      1,134      1,146
 Property taxes                       50         55        149        163
   Total expenses                  1,355      1,242      3,776      3,622

Loss before equity in income
of joint venture and
extraordinary item                  (175)      (118)      (371)      (339)
Equity in income of joint
venture                               --          3         --      9,180

(Loss) income before
  extraordinary item                (175)      (115)      (371)     8,841
Equity in extraordinary gain
  on debt extinguishment of
  joint venture                       --         --         --      4,925
Net (loss) income                $  (175)  $   (115)   $  (371)  $ 13,766

Net (loss) income allocated
 to general partner (2%)         $    (3)  $     (2)   $    (7)  $    275
Net (loss) income allocated
 to limited partners(98%)           (172)      (113)      (364)    13,491
                                 $  (175)  $   (115)   $  (371)  $ 13,766

Per limited partnership unit:
 (Loss) income before
   extraordinary item            $ (1.31)  $   (.86)   $ (2.77)  $  65.85
 Extraordinary gain                   --         --         --      36.68
 Net (loss) income               $ (1.31)  $   (.86)   $ (2.77)  $ 102.53

          See Accompanying Notes to Consolidated Financial Statements

c)
                       ANGELES INCOME PROPERTIES, LTD. IV

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership    General    Limited
                                    Units       Partner    Partners      Total
Original capital contributions      131,800    $       1   $  65,900   $   65,901

Partners' (deficit) capital
   at December 31, 1997             131,585    $  (1,129)  $   1,616   $      487

Net loss for the nine months
   ended September 30, 1998              --           (7)       (364)       (371)

Partners' (deficit) capital
  at September 30, 1998             131,585    $  (1,136)  $   1,252   $      116

          See Accompanying Notes to Consolidated Financial Statements

d)
                       ANGELES INCOME PROPERTIES, LTD. IV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   1998        1997
Cash flows from operating activities:
  Net (loss) income                                              $  (371)    $13,766
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Equity in income of joint venture                                 --      (9,180)
    Equity in extraordinary gain on debt extinguishment
      of joint venture                                                --      (4,925)
    Depreciation                                                     807         774
    Amortization of loan costs and leasing commissions                87          77
    Changes in accounts:
      Receivables and deposits                                        45          90
      Other assets                                                   (60)       (170)
      Accounts payable                                               (60)        (72)
      Tenant security deposit liabilities                             --          (2)
      Accrued property taxes                                         (16)        (11)
      Other liabilities                                              (22)        (13)

       Net cash provided by operating activities                     410         334

Cash flows from investing activities:
  Property improvements and replacements                            (214)       (278)
  Net withdrawals from (deposits to) restricted escrows               75        (130)
  Collection on advances to joint venture                             --         457

       Net cash (used in) provided by investing activities          (139)         49

Cash flows used in financing activities
  Payments on mortgage note payable                                 (125)       (115)

Net increase in cash and cash equivalents                            146         268

Cash and cash equivalents at beginning of period                   3,559       3,308

Cash and cash equivalents at end of period                       $ 3,705     $ 3,576

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,110     $ 1,121

          See Accompanying Notes to Consolidated Financial Statements

e)
                       ANGELES INCOME PROPERTIES, LTD. IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership had a 66.7% investment in Northtown Mall Partners ("Northtown"). The Partnership accounted for its investment in Northtown using the equity method of accounting. Under the equity method, the Partnership recorded its equity interest in earnings or losses of the joint venture.

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

The condensed profit and loss statements for the three and nine months ended September 30, 1997, for Northtown are as follows (in thousands):

                                       Three Months Ended    Nine Months Ended
                                       September 30, 1997    September 30, 1997
Revenues                                   $      12             $   2,739
Costs and expenses                                (6)               (3,527)
(Loss) gain on sale of investment
  property                                        (5)               16,243

Net income before extraordinary item               1                15,455
Extraordinary gain on early
  extinguishment of debt                          --                 7,384
Net income                                 $       1             $  22,839


The Partnership's equity in the income of the joint venture was approximately $3,000 and $9,180,000 for the three and nine months ended September 30, 1997, respectively. For the nine months ended September 30, 1997, the Partnership recognized approximately $4,925,000 in equity in extraordinary gain on debt extinguishment of joint venture related to the sale of Northtown Mall.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were incurred by the General Partner and affiliates during the nine months ended September 30, 1998 and 1997 (in thousands):

                                                    1998           1997
Property management fees (included in
 operating expenses)                                $101            $98
Lease commissions (included in other assets
 and operating expenses)                              51             77
Reimbursement for services of affiliates
 (included in operating expenses and
 general and administrative expenses)                115            144

Included in reimbursement for services of affiliates above is approximately $27,500 for consulting performed by an affiliate of the General Partner for the nine months ended September 30, 1998.

In addition, approximately $1,000 of construction oversight reimbursements were paid to the General Partner and its affiliates during the nine months ended September 30, 1998.

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

In August 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 50,000 of the outstanding units of limited partnership interest in the Partnership, at $75.00 per Unit, net to the seller in cash. This offer has been extended until November 16, 1998.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                      Average Occupancy
Property                              1998         1997

Factory Merchants Mall                95%          96%
 Pigeon Forge, Tennessee

Eastgate Market Place                 98%          82%
 Walla Walla, Washington (1)

(1) The occupancy at Eastgate Market Place increased as a result of the move in of an anchor tenant in November 1997.

The Partnership realized a net loss of approximately $175,000 and $371,000 for the three and nine month periods ended September 30, 1998, versus a net loss of approximately $115,000 for the three month and net income of approximately $13,766,000 for the nine month periods ended September 30, 1997. The decrease in net income is primarily attributable to the sale of Northtown Mall during the second quarter of 1997. Loss before equity income of joint venture increased for the three and nine months ended September 30, 1998, as compared to the same period in 1997 due to increases in general and administrative and depreciation expenses. Also contributing to the increase in net loss for the nine month period was an increase in operating expenses; however, for the three month period, operating expenses decreased compared to the corresponding period in 1997. Partially offsetting the increase in net loss was an increase in revenues for the three and nine month periods ended September 30, 1998.

Rental revenue increased for the three and nine month periods ended September 30, 1998, compared to the same periods in 1997, primarily as a result of an increase in occupancy at Eastgate Market Place which was partially offset by a slight decrease at Factory Merchants Mall. The increase in occupancy at Eastgate Market Place can be attributed to the addition of an anchor tenant in the fourth quarter of 1997. The decrease in rental income at Factory Merchants Mall results from an increase in temporary tenants that pay rent based upon a percentage of sales which is below market rent. In addition, reimbursement for common area maintenance decreased as a result of the temporary tenants not being required to pay fees for common area maintenance. The increase in other income for the three and nine month periods ended September 30, 1998, as compared to the same period in 1997 is attributable to an increase in fees collected at Factory Merchants Mall for lease cancellations, as well as an increase in interest income due to larger cash balances in interest-bearing accounts. Operating expenses increased for the nine month period ended September 30, 1998, primarily as a result of an increase in advertising to attract tenants and shoppers to Factory Merchants Mall and professional fees paid to assess the possible redevelopment of the property. This increase in operating expenses was partially offset by a decrease in maintenance expenses at Factory Merchants Mall due to parking lot repairs performed in June 1997. For the three month period ended September 30, 1998, operating expenses decreased, as compared to the same period in 1997, due primarily to a reduction in property administration expenses. General and administrative expenses increased due to an increase in legal fees related to litigation concerning a prior investment in a joint venture (see Part II. Other Information, "Item 1. Legal Proceedings"). Depreciation expenses increased for the three and nine month periods ended September 30, 1998, as a result of additional depreciable assets placed in service resulting from tenant improvement projects at Eastgate Market Place.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $3,705,000, as compared to approximately $3,576,000 at September 30, 1997. The increase in cash and cash equivalents for the nine month period ended September 30, 1998, was approximately $146,000 compared to an increase of approximately $268,000 for the corresponding period in 1997. Net cash provided by operating activities increased primarily due to a decrease in cash used in other assets as a result of a change in the timing of insurance payments and a decrease in lease commissions. Net cash used in investing activities increased in 1998 due to the absence of the collection of advances to the joint venture in 1997. Net cash used in financing activities increased as a result of an increase in mortgage principal payments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of approximately $15,096,000, which is secured by the Factory Merchants Mall investment property, matures in October 2006 and carries a stated interest rate of 9.75%. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure. The Partnership's Eastgate Market Place is currently unencumbered. There were no cash distributions in the first nine months of 1998 or 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

b) Reports on Form 8-K: No reports were filed during the quarter ended
                        September 30, 1998.


                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ANGELES INCOME PROPERTIES, LTD. IV

                           By:   Angeles Realty Corporation II
                                 General Partner


                           By:   /s/Patrick Foye
                                 Patrick Foye
                                 Executive Vice President


                           By:   /s/Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President, Accounting
                                 (Duly Authorized Officer)

                           Date: November 13, 1998