Form 10KSB
period 1998-12-31
ANGELES INCOME PROPERTIES LTD IV
filed 1999-03-29
CIK 763049

.
                FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15 (D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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
 incorporation or organization)                               (I.R.S. Employer
                                                             Identification No.)
   55 Beattie Place, P.O. Box 1089
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

State issuer's revenues for its most recent fiscal year.  $4,651,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE









                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on June 29, 1984. The Partnership's general partner is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II"). ARC II was wholly owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now wholly-owned by AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

The Registrant, through its public offering of Limited Partnership Units, sold 131,800 units aggregating $65,900,000. The General Partner contributed capital in the amount of $1,000 for a 2% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership is engaged in the business of operating and holding real properties for investment (see "Item 2. Properties"). The Partnership presently owns two investment properties. The Partnership owned a general partnership interest in one additional property which was sold in 1997 and that partnership was dissolved December 31, 1997.
The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Registrant has no employees. Management and administrative services are provide by the General Partner and by agents retained by the General Partner. These services were provided by affiliates of the General Partner for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 these services were provided by an unrelated party.

The business in which the Partnership is engaged is highly competitive. There are other commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the commercial space at the Registrant's properties and the rents that may be charged for such space.
In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed one of its properties through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                           Date of
Property                   Purchase   Type of Ownership          Use

Eastgate Marketplace       08/29/86     Fee ownership        Commercial
 Walla Walla, Washington                                   147,000 sq.ft.

Factory Merchants Mall (1) 05/22/86 Fee ownership subject    Commercial
 Pigeon Forge, Tennessee             to a first mortgage   200,000 sq.ft.

(1) Owned by a limited partnership of which the Registrant is the sole limited partner.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                         Gross

                       Carrying  Accumulated                      Federal

Property                 Value   Depreciation   Rate   Method    Tax Basis

                           (in thousands)                      (in thousands)


Eastgate Marketplace   $ 3,163     $ 2,191    5-20 yrs  S/L       $ 3,635

Factory Merchants Mall  20,428      11,454    5-20 yrs  S/L        10,081


                       $23,591     $13,645                        $13,716


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties:


                         Principal                                  Principal

                         Balance At                                  Balance

                        December 31,  Interest  Period   Maturity     Due At

Property                    1998        Rate   Amortized   Date      Maturity

                       (in thousands)                            (in thousands)

Factory Merchants Mall

First mortgage            $15,052      9.75%   25 years  10/2006     $12,955


See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                               Average Annual            Average

                                Rental Rates            Occupancy

Property                      1998        1997       1998      1997


Eastgate Marketplace       $ 3.94/s.f. $ 3.03/s.f.    98%     83% (1)

Factory Merchants Mall      12.72/s.f.  14.15/s.f.    95%     96%


(1) A lease was signed with a major tenant for the majority of the remaining space available. During November 1997, the tenant took possession of this space.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the lease expirations for the years 1999-2008:


                          Number of                                 % of Gross

                         Expirations  Square Feet    Annual Rent   Annual Rent

                                                   (in thousands)

  Eastgate Marketplace

          1999              --              --        $ --             --

          2000               1           1,150          11           1.98%

          2001              --              --          --             --

          2002               3          48,400          95          16.64%

          2003               1           1,540          21           3.63%

          2004              --              --          --             --

          2005               1           2,400          21           3.67%

          2006              --              --          --             --

          2007               3          66,891         350          61.04%

          2008              --              --          --             --

 Factory Merchants Mall

          1999              10           40,222       $445          17.55%

          2000               5           16,794        256          10.13%

          2001              11           60,858        911          36.00%

          2002               5           13,334        198           7.84%

          2003               3           16,208        224           8.86%

          2004               2           13,562        189           7.46%

          2005               1            2,500         36           1.42%

          2006               1            3,797         51           2.01%

          2007              --               --         --             --

          2008              --               --         --             --


The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for Eastgate Marketplace:


    Nature of      Square Footage       Annual Rent

    Business           Leased         Per Square Foot   Lease Expiration


Grocery Store          38,524              $4.40            11/30/07

Retail Store           22,400               3.20            11/30/13

Drug Store             46,000               1.35            09/30/02

Office Supply          25,600               6.03            11/30/07


Factory Merchants Mall has no tenants occupying 10% or more of the leasable square footage (See "Notes A and H" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the principle terms of the leases of the properties).

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                        1998             1998

                                      Billing            Rate

                                   (in thousands)


Eastgate Marketplace                  $ 53              1.47%

Factory Merchants Mall                 153              1.52%


CAPITAL IMPROVEMENTS:

Eastgate Marketplace

During the year ended December 31, 1998, the Partnership completed approximately $164,000 of capital improvements at Eastgate Martketplace primarily consisting of tenant improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $2,000 of capital improvements over the near-term. The Partnership has budgeted capital improvements of $7,000 for 1999 which includes, but is not limited to, tenant improvements.

Factory Merchants Mall

During the year ended December 31, 1998, the Partnership completed approximately $59,000 of capital improvements at Factory Merchants Mall consisting of tenant improvements and parking lot repairs. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $33,000 of capital improvements over the near-term. The Partnership has budgeted capital improvements of $33,000 for 1999 which includes, but is not limited to, tenant and building improvements.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership, along with other affiliates, has been named in a suit brought by a company which owned a 20% interest ("Plaintiff") in an investment property, the W.T. Waggoner Building, which was sold in 1995. The W. T. Waggoner Building was sold by a joint venture in which the Partnership held a 43% interest ("Fort Worth"). Fort Worth was dissolved subsequent to the sale in 1995. The Plaintiff is suing for breach of contract and negligence for mismanagement of the property. During February 1999, the General Partner settled with the Plaintiff out of court for an amount of $410,000.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1998.





                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 131,800 limited partnership units aggregating $65,900,000. The Partnership currently has 4,736 holders of record owning an aggregate of 131,585 Units. Affiliates of the Managing General Partner owned 22,173 units or 16.851% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made to the partners during the years ended December 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matter, does not take into account the effects of any change to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1998 was approximately $825,000, compared to net income of approximately $13,782,000 for the corresponding period in 1997. The decrease in net income for the year ended December 31, 1998, compared to the corresponding period in 1997, is primarily due to the equity in income of the joint venture realized in 1997, as well as an extraordinary gain on debt extinguishment of joint venture realized in 1997.
The equity in income of joint venture was a result of the gain realized on the sale of Northtown Mall in the second quarter of 1997, and the extraordinary gain on debt extinguishment, which also resulted from the sale of Northtown Mall. Loss before equity in income of joint venture for the year ended December 31, 1998 was approximately $825,000 as compared to a loss of approximately $316,000 for the year ended December 31, 1997. This increase in loss before equity in income of joint venture and extraordinary item is primarily due to the settlement of litigation concerning a prior investment in a joint venture and to a lesser extent, and an increase in general and administrative expenses. Partially offsetting the increase in net loss was an increase in rental revenue.

The settlement of litigation concerning a prior investment in a joint venture was accrued at December 31, 1998 and paid during February 1999 (See "Item 3. Legal Proceeding" for further discussion). General and administrative expenses increased due to an increase in legal fees related to the aforementioned litigation. The increase in rental revenue for the year ended December 31, 1998, is primarily the result of an increase in occupancy at Eastgate Marketplace partially offset by a decrease in rental income at Factory Merchants Mall. The increase in occupancy at Eastgate Marketplace can be attributed to the addition of an anchor tenant in the fourth quarter of 1997. The decrease in rental income at Factory Merchants Mall results from the move-out of several tenants during the year, partially offset by an increase in temporary tenants that pay rent at below market rates.

General and administrative expenses increased primarily due to a partnership management fee of $8,000. The fee was for executive and administrative management services and was equal to 10% of "net cash available for distributions" pursuant to the Partnership Agreement. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

During 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000 after payment of closing costs. The gain on sale amounted to approximately $16,243,000, and approximately $7,384,000 was recognized as extraordinary gain on early extinguishment of debt due to the full release of the property's non-recourse indebtedness of approximately $51,000,000, as stipulated by the sales agreement. The Partnership's pro-rata share of the gain on the sale of Northtown Mall is included in equity in income of the joint venture, and the Partnership's pro-rata share of the extraordinary gain on early extinguishment of debt is included in equity in extraordinary gain on debt extinguishment. During the fourth quarter of 1997, all remaining liabilities were paid and the joint venture was terminated.

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

Capital Resources and Liquidity

At December 31, 1998, the Partnership held cash and cash equivalents of approximately $3,637,000 compared to approximately $3,559,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $599,000 of cash provided by operating activities, which was partially offset by approximately $352,000 of cash used in investing activities and approximately $169,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and payment of lease commissions which was partially offset by withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $40,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements include tenant improvements and building improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $15,052,000 matures in October 2006. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

There were no cash distributions for the year ended December 31, 1998 or 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and availability of cash reserves. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. IV

LIST OF FINANCIAL STATEMENTS


  Report of Ernst & Young LLP, Independent Auditors

  Consolidated Balance Sheet -  December 31, 1998

  Consolidated Statements of Operations - Years ended December 31, 1998 and
     1997

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1998 and 1997

  Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
     1997

  Notes to Consolidated Financial Statements





               Report of Ernst & Young LLP, Independent Auditors


The Partners



Angeles Income Properties, Ltd. IV


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. IV as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. IV at December 31, 1998 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 3, 1999





                       ANGELES INCOME PROPERTIES, LTD. IV
                           CONSOLIDATED BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)



Assets

Cash and cash equivalents                                      $  3,637

Receivables and deposits, net of $68,000

  allowance for doubtful accounts                                   746

Restricted escrows                                                  459

Other assets                                                        703

Investment properties (Notes C and F):

 Land                                             $  2,708

 Buildings and related personal property            20,883

                                                    23,591



 Less accumulated depreciation                     (13,645)       9,946


                                                               $ 15,491


Liabilities and Partners' Capital (Deficit)

Liabilities

 Accounts payable                                              $      7

 Tenant security deposit liabilities                                  7

 Accrued property taxes                                             145

 Other liabilities                                                  618

 Mortgage note payable (Note C)                                  15,052


Partners' Capital (Deficit)

 General partner                                  $ (1,146)

 Limited partners (131,585 units

  issued and outstanding)                              808         (338)


                                                               $ 15,491


          See Accompanying Notes to Consolidated Financial Statements






                       ANGELES INCOME PROPERTIES, LTD. IV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                  Years Ended December 31,

                                                     1998        1997


Revenues:

 Rental income                                     $ 4,388     $ 4,275

 Other income                                          264         304

  Total revenues                                     4,652       4,579

Expenses:

 Operating expenses                                  1,752       1,700

 General and administrative                            532         419

 Depreciation                                        1,076       1,060

 Interest                                            1,509       1,526

 Property taxes                                        198         190

 Loss on settlement (Note K)                           410          --



  Total expenses                                     5,477       4,895


 Loss before equity in income of joint venture

  and extraordinary item                              (825)       (316)


Equity in income of joint venture (Note G)              --       9,173


 (Loss) income before extraordinary item              (825)      8,857


Equity in extraordinary gain on

  debt extinguishment of joint venture (Note G)         --       4,925


Net (loss) income                                  $  (825)    $13,782


Net (loss) income allocated to                     $   (17)    $   276

 general partner (2%)

Net (loss) income allocated to                        (808)     13,506

 limited partner (98%)


                                                   $  (825)    $13,782


Per limited partnership unit:

 (Loss) income before extraordinary item           $ (6.14)    $ 65.96

 Extraordinary item - equity in extraordinary

  gain on debt extinguishment of joint venture          --       36.68

  Net (loss) income                                $ (6.14)    $102.64


          See Accompanying Notes to Consolidated Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. IV

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                  Limited

                                Partnership    General     Limited

                                   Units       Partner    Partners     Total


Original capital contributions    131,800    $      1     $ 65,900   $ 65,901


Partners' deficit at

 December 31, 1996                131,585    $ (1,405)    $(11,890)  $(13,295)


Net income for the year

 ended December 31, 1997               --         276       13,506     13,782


Partners' (deficit) capital at

 December 31, 1997                131,585      (1,129)       1,616        487


Net loss for the year ended

 December 31, 1998                     --         (17)        (808)      (825)


Partners' (deficit) capital at

 December 31, 1998                131,585    $ (1,146)    $    808   $   (338)


          See Accompanying Notes to Consolidated Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. IV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                      Years Ended December 31,

                                                           1998        1997


Cash flows from operating activities:

 Net (loss) income                                      $  (825)    $13,782

 Adjustments to reconcile net (loss) income

  to net cash provided by operating activities:

  Equity in income of joint venture                          --      (9,173)

  Depreciation                                            1,076       1,060

  Amortization of loan costs and leasing

   commissions                                              117         105

  Extraordinary item - equity in extraordinary

   gain on debt extinguishment of joint venture              --      (4,925)

Change in accounts:

 Receivables and deposits                                  (198)          5

 Other assets                                                12         (80)

 Accounts payable                                           (30)        (53)

 Tenant security deposit liabilities                         --          (2)

 Accrued taxes                                                7          --

 Other liabilities                                          440           7


    Net cash provided by operating activities               599         726


Cash flows from investing activities:

 Property improvements and replacements                    (323)       (402)

 Lease commissions paid                                     (56)       (197)

 Net withdrawals from (deposits to)

  restricted escrows                                         27        (176)

 Collection on advances to joint venture                     --         455


    Net cash used in investing activities                  (352)       (320)


Cash flows used in financing activities:

 Payments on mortgage notes payable                        (169)       (155)


Net increase (decrease) in cash and cash equivalents         78         251


Cash and cash equivalents at beginning of year            3,559       3,308


Cash and cash equivalents at end of year                $ 3,637     $ 3,559


Supplemental disclosure of cash flow information:

 Cash paid for interest                                 $ 1,478     $ 1,492

Supplemental disclosure of non-cash transaction:

 Property improvements and replacements

  in accounts payable                                   $    --     $   100


          See Accompanying Notes to Consolidated Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. IV

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the Uniform Limited Partnership Laws of California on June 29, 1984. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II"). ARC II is wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now wholly-owned by AIMCO (See "Note B - Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date. The Partnership operates two commercial retail centers located in Washington and Tennessee.

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

Investment in Joint Venture: The Partnership accounted for its investment in joint venture using the equity method of accounting (see "Note G"). Under the equity method of accounting, the Partnership records its equity interest in earnings or losses of the joint venture.

Allocations of Profits, Gains and Losses: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any brokerage compensation and incentive interest to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership.

The Partnership will allocate other profits and losses 2% to the General Partner and 98% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 2% to the General Partner and 98% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows:
First, to the General Partner, on account of the current and accrued management fee payable, deferred as contemplated therein; Second, to the partners in proportion to their interests until the Limited Partners have received proceeds equal to their original capital investment applicable to the property; Third, to the partners until the Limited Partners have received distributions from all sources equal to their 8% cumulative distribution; Fourth, to the General Partner until it has received its brokerage compensation and Thereafter, 88% to the Limited Partners in proportion to their interests and 12% ("Incentive Interest") to the General Partner.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying balance.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Loan Costs: Loan costs of approximately $337,000, less accumulated amortization of approximately $76,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership may require security deposits from certain commercial space lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: Commercial building lease terms are generally for one to twenty years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent totaled approximately $230,000 in 1998 and approximately $307,000 in 1997. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the term of the lease. For all other leases, rents are recognized over the terms of the leases as earned. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar commercial retail malls in the area. Concessions are charged against rental income as incurred.

Lease Commissions: Lease Commissions of approximately $607,000, which are included in other assets in the accompanying consolidated balance sheet, are amortized on a straight-line basis over the terms of the respective leases. Current accumulated amortization is approximately $292,000.

Investment Properties: Investment properties consist of two commercial retail malls and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of commercial properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $3,000 and $15,000 for the years ended December 31, 1998 and 1997, respectively were charged to operating expense as incurred.

Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows:



                        Principal    Monthly                        Principal

                        Balance At   Payment   Stated                Balance

                       December 31, Including Interest Maturity      Due At

Property                   1998     Interest    Rate     Date       Maturity

                           (in thousands)                        (in thousands)


Factory Merchants Mall

 First mortgage          $15,052     $   137   9.75%    10/2006      $12,955


The mortgage note payable is non-recourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

The estimated fair value of the Partnership's debt is approximately $15,052,000. This estimate is not necessarily indicative of the amount the Partnership may pay in an actual market transaction.

Scheduled principal payments for the mortgage note payable subsequent to December 31, 1998, are as follows (in thousands):


     1999      $   188

     2000          207

     2001          228

     2002          251

     2003          277

  Thereafter    13,901


               $15,052


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):


                                             1998        1997


Net (loss) income as reported             $  (825)    $13,782

Add (deduct):

 Depreciation differences                      54          51

 Change in prepaid rental                       60           8

 Accrued expenses                              415

 Investment in joint venture                    --      (2,666)

 Other                                      (1,175)     (1,223)


Federal taxable income (loss)             $(1,471)    $ 9,952


Federal taxable income (loss) per

  limited partnership unit                $(10.96)    $ 65.45


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities(in thousands)


Net liabilities as reported               $  (338)

Land and buildings                          2,692

Accumulated depreciation                    1,078

Syndication                                 8,848

Other                                         663


Net assets - tax basis                    $12,943


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                      1998        1997

                                                      (in thousands)

  Property management fees (included

    operating expenses)                                $130        $131

  Partnership management fee (2)                          8          --

  Lease Commissions

    (included in other assets)                           57         175

  Reimbursement for services of affiliates

    (included in operating, general and

    administrative expenses, and investment

    properties) (1)                                     144         197


1. Included in "Reimbursements for services of affiliates" is approximately $27,500 for consulting performed by an affiliate of the General Partner for the year ended December 31, 1998. Also included are approximately $1,000 of construction oversight reimbursements were paid to the General Partner and its affiliates during the years ended December 31, 1998 and 1997.

2. The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

During the years ended December 31, 1997 and for the nine months ending September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from all of the Registrant's commercial properties as compensation for providing property management services. These services were performed by affiliates of the General Partner during 1997 and for the nine months ending September 31, 1998 and were $131,000 and $130,000, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger (See "Note B")) these services for the commercial properties were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $144,000 and $197,000 for the years ended December 31, 1998 and 1997, respectively.

AIMCO currently owns, through its affiliates, a total of 22,173 limited partnership units or 16.851%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                             Initial Cost

                                            To Partnership

                                            (in thousands)

                                                                  Net Costs

                                                    Buildings    Capitalized

                                                   and Related    (Removed)

                                                    Personal    Subsequent to

Description                Encumbrance     Land     Property     Acquisition

                          (in thousands)                       (in thousands)


Eastgate Marketplace      $    --        $   901   $ 3,991     $(1,729)

 Walla Walla, Washington

Factory Merchants Mall     15,052          2,414    16,155       1,859

 Pigeon Forge, Tennessee


Totals                    $15,052        $ 3,315   $20,146     $   130




                        Gross Amount At Which Carried

                            At December 31, 1998

                               (in thousands)


                                  Buildings

                                 And Related

                                  Personal            Accumulated     Date   Depreciable

Description               Land    Property    Total   Depreciation  Acquired Life-Years

                                                     (in thousands)


Eastgate Marketplace     $   294 $ 2,869     $ 3,163    $ 2,191     08/29/86    10-20

 Walla Walla, Washington

Factory Merchants Mall

 Pigeon Forge, Tennessee   2,414  18,014      20,428     11,454     05/22/86    10-20


Totals                   $ 2,708 $20,883     $23,591    $13,645



The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Real Estate and Accumulated Depreciation":


                                  Years Ended December 31,

                                       1998       1997

                                       (in thousands)

Investment Properties

Balance at beginning of year         $23,368    $22,866

 Property improvements                   223        502

Balance at end of year               $23,591    $23,368


Accumulated Depreciation

Balance at beginning of year         $12,569    $11,509

 Additions charged to expense          1,076      1,060

Balance at end of year               $13,645    $12,569


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1998 and 1997, is approximately $26,283,000 and $26,060,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $12,567,000 and $11,545,000 respectively.

NOTE G - INVESTMENT IN JOINT VENTURE

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

The condensed statement of operations of Northtown for the year ended December 31, 1997, is summarized as follows:

                                        1997

                                  (in thousands)


Revenues                              $ 2,738

Costs and expenses                     (3,529)

Gain on disposal of

 property                              16,243

Income before extraordinary item       15,452

Extraordinary item - gain on early

 extinguishment of debt                 7,384


Net income                            $22,836


The Partnership's equity in income of the joint venture was approximately $9,173,000 for the year ended December 31, 1997. For the year ended December 31, 1997, the Partnership recognized approximately $4,925,000 in equity in extraordinary gain on debt extinguishment related to the sale of Northtown Mall, as discussed below.

NOTE H - OPERATING LEASES

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 1998, the Partnership had minimum future rentals under noncancellable leases with initial or remaining terms in excess of one year as follows (in thousands):


    1999      $ 2,822

    2000        2,469

    2001        1,706

    2002        1,356

    2003        1,057

 Thereafter     3,019

              $12,429


NOTE I - GROUND LEASE

Factory Merchants Mall is subject to three ground leases. The aggregate annual lease expense was approximately $176,000 and $188,000 for the years ended December 31, 1998 and 1997, respectively. Such amounts are included in the statements of operation as operating expenses. The terms of two of the leases provide for increases every year, based on the Consumer Price Index. The terms of the third lease provide for increases every five years, based on the Consumer Price Index.

As of December 31, 1998, the aggregate minimum rental payments under the land leases are as follows (in thousands):


    1999      $  176

    2000         176

    2001         176

    2002         176

    2003         176

 Thereafter    4,268


              $5,148



NOTE J - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of two retail shopping centers in two states in the United States. These properties lease space to a grocery chain, various specialty retail outlets and fast food enterprises at terms ranging from 12 months to 14 years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                          Commercial     Other        Totals
Rental income                            $ 4,387      $    --      $ 4,387
Other income                                 121          143          264
Interest expense                           1,509           --        1,509
Depreciation                               1,076           --        1,076
General and administrative expense            --          532          532
Segment (loss)                                27          798          825
Total assets                              12,144        3,347       15,491
Capital expenditures for investment
 properties                                  223           --          223

1997
                                          Commercial     Other        Totals
Rental income                            $ 4,275      $    --      $ 4,275
Other income                                 151          153          304
Interest expense                           1,526           --        1,526
Depreciation                               1,060           --        1,060
General and administrative expense            --          419          419
Gain on equity of debt
extinguishment of joint venture               --        4,925        4,925
Equity in income of joint venture             --        9,173        9,173
Segment (loss) profit                        (50)      13,832       13,782
Total assets                              13,043        3,125       16,168
Capital expenditures for investment
 properties                                  502           --          502

NOTE K - LEGAL PROCEEDINGS

The Partnership, along with other affiliates, has been named in a suit brought by a company which owned a 20% interest ("Plaintiff") in an investment property, the W.T. Waggoner Building, which was sold in 1995. The W. T. Waggoner Building was sold by a joint venture in which the Partnership held a 43% interest ("Fort Worth"). Fort Worth was dissolved subsequent to the sale in 1995. The Plaintiff is suing for breach of contract and negligence for mismanagement of the property. During February 1999, the General Partner settled with the Plaintiff out of court for an amount of $410,000.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.




                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Realty Corporation II ("ARC II" or the "General Partner") is wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now wholly-owned by AIMCO.

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AICMO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

Neither the General Partner nor any of the directors and officers of the General Partner received any remuneration from Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant").

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


Entity                          Number of Units   Percentage


AIMCO Properties, LP                1,064           0.81%

Cooper River Properties, LLC       12,561           9.55%

Insignia Properties LP              8,548           6.50%


Cooper River Properties, LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is an affiliate AIMCO. Its business address is 1873 South Bellaire Street, 17th Floor, Denver, CO 80222.

No director or officer of the General Partner owns any Units.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 16.86% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement of Limited Partnership of the Partnership, which provide that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and (ii) the fair market value of the share of distributable net proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                        1998        1997

                                                         (in thousands)

  Property management fees (included

    operating expenses)                                 $130        $131

  Partnership management fee (2)                           8          --

  Lease Commissions

    (included in other assets)                            57         175

  Reimbursement for services of affiliates

    (included in operating, general and

    administrative expenses, and investment

    properties) (1)                                      144         197


1. Included in "Reimbursements for services of affiliates" is approximately $27,500 for consulting performed by an affiliate of the General Partner for the year ended December 31, 1998. Also included are approximately $1,000 of construction oversight reimbursements were paid to the General Partner and its affiliates during the years ended December 31, 1998 and 1997.

2. The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

During the years ended December 31, 1997 and for the nine months ending September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from all of the Registrant's commercial properties as compensation for providing property management services. These services were performed by affiliates of the General Partner during 1997 and for the nine months ending September 31, 1998 and were $131,000 and $130,000, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger (See "Note B")) these services for the commercial properties were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $144,000 and $197,000 for the years ended December 31, 1998 and 1997, respectively.

In August 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partners interests in the Partnership. The Purchaser offered to purchase up to 50,000 of the outstanding units of limited partnership interest in the Partnership, at $75.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 12,561 of the outstanding Limited Partnership units.

AIMCO currently owns, through its affiliates, a total of 22,173 limited partnership units or 16.851%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                    PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B:

    Refer to Exhibit Index.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1998:

    Current Report on Form 8-K, dated October 1, 1998 and filed October 16, 1998, disclosing the change in control of the Partnership from Insignia Financial Group, Inc. to AIMCO.




                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ANGELES INCOME PROPERTIES, LTD. IV
                              (A California Limited Partnership)
                              (Registrant)


                              By: Angeles Realty Corporation II
                                  General Partner


                              By: /s/ Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President


                              By: /s/ Timothy R. Garrick
                                  Timothy R. Garrick
                                  Vice President - Accounting


                              Date:   March 26, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Patrick J. Foye        Executive Vice President      Date: March 26, 1999
Patrick J. Foye            and Director


/s/ Timothy R. Garrick     Vice President - Accounting   Date: March 26, 1999
Timothy R. Garrick         and Director



                       ANGELES INCOME PROPERTIES, LTD. IV

                                 EXHIBIT INDEX


Exhibit Number Description of Exhibit

      2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated October 1,
              1998).

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