Form 10QSB
period 1999-03-31
ANGELES INCOME PROPERTIES LTD IV
filed 1999-05-12
CIK 763049

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

                 For the quarterly period ended March 31, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT OF 1934

                     For the transition period          to

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

                         55 Beattie Place, PO Box 1089
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
                        (in thousands, except unit data)

                                 March 31, 1999


Assets

  Cash and cash equivalents                                          $  3,356

Receivables and deposits, net of $204 allowance for

    doubtful accounts                                                     495

  Restricted escrows                                                      493

  Other assets                                                            682

  Investment properties:

     Land                                                 $   2,708

     Buildings and related personal property                 20,883

                                                             23,591

     Less accumulated depreciation                          (13,914)    9,677

                                                                     $ 14,703

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                   $     17

  Tenant security deposit liabilities                                       7

  Accrued property taxes                                                   54

Other liabilities                                                         152

  Mortgage note payable                                                15,008


Partners' Capital (Deficit)

  General partner's                                       $  (1,150)

  Limited partners' (131,585 units issued

and outstanding)                                                615      (535)

                                                                     $ 14,703


          See Accompanying Notes to Consolidated Financial Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                   Three Months Ended

                                                        March 31,

                                                    1999           1998

Revenues:

 Rental income                                   $    936       $  1,057

 Other income                                          55            100

     Total revenues                                   991          1,157

Expenses:

 Operating                                            438            447

 General and administrative                            45             48

 Depreciation                                         269            264

 Interest                                             376            378

 Property taxes                                        60             50

     Total expenses                                 1,188          1,187


Net loss                                         $   (197)      $    (30)


Net loss allocated to general partner (2%)       $     (4)      $     (1)

Net loss allocated to limited partners (98%)         (193)           (29)


                                                 $   (197)      $    (30)


Net loss per limited partnership unit            $  (1.47)      $   (.22)


          See Accompanying Notes to Consolidated Financial Statements


c)
                       ANGELES INCOME PROPERTIES, LTD. IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership   General     Limited

                                  Units      Partner     Partners      Total


Original capital contributions    131,800   $       1   $  65,900    $   65,901


Partners' (deficit) capital

   at December 31, 1998           131,585   $  (1,146)  $     808    $     (338)


Net loss for the three months

   ended March 31, 1999                --          (4)       (193)         (197)


Partners' (deficit) capital

  at March 31, 1999               131,585   $  (1,150)  $     615    $     (535)


          See Accompanying Notes to Consolidated Financial Statements

d)
                       ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                             Three Months Ended

                                                                 March 31,

                                                              1999       1998

Cash flows from operating activities:

Net loss                                                    $  (197)   $   (30)

  Adjustments to reconcile net loss to net cash

    (used in) provided by operating activities:

Depreciation                                                    269        264

Amortization of loan costs and leasing commissions               29         29

    Change in accounts:

      Receivables and deposits                                  251        108

      Other assets                                               15         19

      Accounts payable                                           10       (105)

      Accrued property taxes                                    (91)       (88)

      Other liabilities                                        (466)       (30)


       Net cash (used in) provided by operating activities     (180)       167


Cash flows from investing activities:

Property improvements and replacements                           --        (88)

  Lease commissions paid                                        (23)       (11)

  Net (deposits to) withdrawals from restricted escrows         (34)       170


       Net cash (used in) provided by investing activities      (57)        71


Cash flows used in financing activities:

Payments on mortgage notes payable                              (44)       (41)


Net (decrease) increase in cash and cash equivalents           (281)       197


Cash and cash equivalents at beginning of period              3,637      3,559


Cash and cash equivalents at end of period                  $ 3,356    $ 3,756


Supplemental disclosure of cash flow information:

  Cash paid for interest                                    $   367    $   371



          See Accompanying Notes to Consolidated Financial Statements



                       ANGELES INCOME PROPERTIES, LTD. IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the three months ended March 31, 1999 and 1998:


                                                          1999        1998

                                                           (in thousands)

  Property management fees (included

    operating expenses)                                  $  --        $  36

  Lease commissions

    (included in other assets)                              --            5

  Reimbursement for services of affiliates

    (included in operating, general and

    administrative expenses, and investment

    properties) (1)                                         27           61


(1) Included in "Reimbursements for services of affiliates" is approximately $28,000 for consulting performed by an affiliate of the General Partner for the three months ended March 31, 1998.

During the three months ended March 31, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from all of the Registrant's commercial properties as compensation for providing property management services. These services were performed by affiliates of the General Partner during the three months ending March 31, 1998, and were approximately $36,000. Effective October 1, 1998, the effective date of the Insignia Merger (See "Note B"), these services for the commercial properties were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 and $61,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of two retail shopping centers in Tennessee and Washington. These properties lease space to a grocery store chain, various specialty retail outlets and fast food enterprises at terms ranging from 12 months to 14 years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                          Commercial     Other        Totals
Rental income                            $   936      $    --      $   936
Other income                                  25           30           55
Interest expense                             376           --          376
Depreciation                                 269           --          269
General and administrative expense            --           45           45
Segment loss                                (184)         (13)        (197)
Total assets                              11,664        3,039       14,703
Capital expenditures for investment
Properties                                    --           --           --

1998
                                          Commercial     Other        Totals
Rental income                            $ 1,057      $    --      $ 1,057
Other income                                  64           36          100
Interest expense                             378           --          378
Depreciation                                 264           --          264
General and administrative expense            --           48           48
Segment loss                                 (18)         (12)         (30)
Total assets                              12,388        3,486       15,874
Capital expenditures for investment
Properties                                    88           --           88

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two commercial properties. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                          Average Occupancy
Property                                  1999         1998

Factory Merchants Mall                    92%          93%
 Pigeon Forge, Tennessee

Eastgate Market Place                     99%          96%
 Walla Walla, Washington

Results of Operations

The Partnership's net loss for the three months ended March 31, 1999, was approximately $197,000, as compared to a net loss of approximately $30,000 for the corresponding period in 1998. The increase in net loss was primarily attributable to a decrease in total revenues, while total expenses remained constant.

Total revenues decreased due to a decrease in rental income and other income. Rental income decreased due to an increase in the allowance for doubtful accounts as well as a decrease in percentage rent. Percentage rent decreased as a result of fewer temporary tenants exceeding the minimum thresholds for collection of percentage rent. These changes were offset by an increase in market rent and common area maintenance recovery income. Market rent increased as a result of an increase in permanent tenants at Factory Merchants Mall and tenants renewing at higher rates. Common area maintenance recovery increased as a result of charges to the new permanent tenants. While total expenses remained constant, the decrease in operating expense was offset by an increase in property tax expense. Operating expenses decreased slightly resulting from a decrease in administrative expenses partially offset by an increase in common area maintenance expenses primarily at Factory Merchants Mall. Property taxes increased for the period ended March 31, 1999, as a result of an underaccrual for taxes at March 31, 1998, at Factory Merchants Mall due to an increase in the tax rate.

Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $3,356,000, compared to approximately $3,756,000 at March 31, 1998. For the three months ended March 31, 1999, cash and cash equivalents decreased approximately $281,000 from the Partnership's year ended December 31, 1998. This decrease in cash and cash equivalents is due to approximately $180,000 of cash used in operating activities approximately $57,000 of cash used in investing activities and approximately $44,000 of cash used in financing activities. Cash used in investing activities consists of net deposits to restricted escrows maintained by the mortgage lender and lease commissions paid. Cash used in financing activities consists of payments of principal made on the mortgage encumbering Factory Merchants Mall. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Eastgate Marketplace

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $2,000 of capital improvements over the near-term. The Partnership has budgeted capital improvements of $7,000 for 1999 which includes, but is not limited to, tenant improvements. As of March 31, 1999, no capital improvements have been performed.

Factory Merchants Mall

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $33,000 of capital improvements over the near-term. The Partnership has budgeted capital improvements of $33,000 for 1999 which includes, but is not limited to, tenant and building improvements. As of March 31, 1999, no capital improvements have been performed.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $15,008,000 matures in October 2006. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

There were no cash distributions for the three months ended March 31, 1999 or 1998. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by August 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by July 31, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: No reports were filed during the quarter ended March 31, 1999.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANGELES INCOME PROPERTIES, LTD. IV
                                       (A California Limited Partnership)


                                       By:  Angeles Realty Corporation II
                                             General Partner

                                       By:  /s/ Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President

                                       By:  /s/ Carla R. Stoner
                                             Carla R. Stoner
                                             Senior Vice President
                                             Finance and Administration

                                       Date: May 12, 1999