Form 10QSB
period 1999-06-30
ANGELES INCOME PROPERTIES LTD IV
filed 1999-08-11
CIK 763049

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

                  For the quarterly period ended June 30, 1999

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
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

  Cash and cash equivalents                                          $  7,960

Receivables and deposits, net of $324 allowance for

    doubtful accounts                                                     530

  Restricted escrows                                                      508

  Other assets                                                            492

  Investment properties:

     Land                                                 $   2,414

     Buildings and related personal property                 18,014

                                                             20,428

     Less accumulated depreciation                          (11,929)    8,499

                                                                     $ 17,989
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                   $     12

  Tenant security deposit liabilities                                       5

  Accrued property taxes                                                   81

  Other liabilities                                                       201

  Distribution payable to general partner                                 144

  Mortgage note payable                                                14,960

Partners' Capital (Deficit)

  General partner's                                       $      36

  Limited partners' (131,585 units issued

   and outstanding)                                           2,550     2,586

                                                                     $ 17,989


          See Accompanying Notes to Consolidated Financial Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                               Three Months Ended        Six Months Ended

                                    June 30,                 June 30,

                               1999         1998         1999        1998

Revenues:

 Rental income               $   894      $ 1,013      $ 1,966     $ 2,062

 Other income                     62           62          117         162

Gain on sale of property       3,565           --        3,565          --

   Total revenues              4,521        1,075        5,648       2,224

Expenses:

 Operating                       409          472          847         919

 General and

   administrative                 42           63           87         111

 Depreciation                    262          272          531         536

 Interest                        372          378          748         756

 Property taxes                   51           49          111          99

 Bad debt expense

    (recovery) net               120            7          256          (1)

   Total expenses              1,256        1,241        2,580       2,420


Net income(loss)             $ 3,265      $  (166)     $ 3,068     $  (196)


Net income (loss) allocated

 to general partner          $ 1,330      $    (3)     $ 1,326     $    (4)

Net income (loss) allocated

to limited partners            1,935         (163)       1,742        (192)

                             $ 3,265      $  (166)     $ 3,068     $  (196)

Net income (loss) per

 limited partnership

   unit                  $ 14.71      $ (1.24)     $ 13.24     $ (1.46)


          See Accompanying Notes to Consolidated Financial Statements

c)
                       ANGELES INCOME PROPERTIES, LTD. IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership    General    Limited

                                   Units       Partner   Partners     Total


Original capital contributions    131,800     $       1  $  65,900 $   65,901


Partners' (deficit) capital

  at December 31, 1998            131,585     $  (1,146) $     808 $     (338)


Distributions payable to

 general partner                       --          (144)        --       (144)


Net loss for the six months

  ended June 30, 1999                  --         1,326      1,742      3,068


Partners' capital at

  June 30, 1999                   131,585     $      36  $   2,550 $    2,586


          See Accompanying Notes to Consolidated Financial Statements



d)
                       ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended

                                                                      June 30,

                                                                 1999       1998


Cash flows from operating activities:

Net income (loss)                                                $ 3,068    $  (196)

  Adjustments to reconcile net income (loss) to net cash

    (used in) provided by operating activities:

    Gain on sale of property                                      (3,565)        --

    Depreciation                                                     531        536

    Amortization of loan costs and leasing commissions                62         58

    Bad debt expense (recovery), net                                 256         (1)

    Change in accounts:

      Receivables and deposits                                       (40)       127

      Other assets                                                    69         19

      Accounts payable                                                 5       (118)

      Tenant security deposit liabilities                             (2)        --

      Accrued property taxes                                         (64)       (65)

      Other liabilities                                             (417)        (1)

       Net cash (used in) provided by operating activities           (97)       359

Cash flows from investing activities:

   Lease commissions paid                                            (27)       (16)

   Property improvements and replacements                             --       (184)

   Net (deposits to) withdrawals from  restricted escrows            (49)       122

   Net proceeds from sale of investment property                   4,588         --

       Net cash provided by (used in) investing activities         4,512        (78)

Cash flows used in financing activities


  Payments on mortgage note payable                                  (92)       (83)

Net increase in cash and cash equivalents                          4,323        198

Cash and cash equivalents at beginning of period                   3,637      3,559

Cash and cash equivalents at end of period                       $ 7,960    $ 3,757

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $   731    $   741

Supplemental disclosure of non-cash transaction:

  Distribution payable to general partner                        $   144    $    --

          See Accompanying Notes to Consolidated Financial Statements



e)                         ANGELES INCOME PROPERTIES, LTD. IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

The following amounts were paid or accrued to the General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                                          1999        1998

                                                           (in thousands)

  Property management fees (included

    operating expenses)                                   $  --       $  68

  Lease commissions

    (included in other assets and operating

    expenses)                                               --           21

  Reimbursement for services of affiliates

    (included in operating and general and

    administrative expenses, and investment

    properties)                                             34          89

  Real estate commission                                   144          --


During the six months ended June 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from all of the Registrant's commercial properties as compensation for providing property management services. These services were performed by affiliates of the General Partner during the six months ending June 30, 1998, and were approximately $68,000. Effective October 1, 1998, the effective date of the Insignia Merger (See "Note B"), these services for the commercial properties were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $34,000 and $89,000 for the six months ended June 30, 1999 and 1998, respectively. Included in Reimbursements for services of affiliates is approximately $1,000 for consulting performed by an affiliate of the General Partner for the six months ended June 30, 1999.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the six months ended June 30, 1999, the Partnership declared a distribution of approximately $144,000 payable to the General Partner related to the sale of Eastgate Mall. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement.

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 49,200.29 (37.33% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $51 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,257 units. As a result, AIMCO and its affiliates currently own 24,959 units of limited partnership interest in the Partnership representing 18.97% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - SALE OF INVESTMENT PROPERTY

On June 16, 1999, the Partnership sold Eastgate Mall to Pearce-Woodfield Development Co., LLC, an unrelated party, for net proceeds of approximately $4,588,000 after payment of closing costs. The Partnership recognized a gain of approximately $3,565,000 on the sale during the second quarter of 1999.

The sales transactions are summarized as follows (amounts in thousands):

Sale price, net of selling costs                $ 4,588
Real estate (1)                                 $  (916)
Net other assets                                $  (107)
Gain on sale of real estate                     $ 3,565

(1) Net of accumulated depreciation of approximately $2,243,000

The following unaudited pro forma information reflects the operations of the Partnership for the six months ended June 30, 1999 and 1998, as if Eastgate Mall had been sold on January 1, 1998 (in thousands).

                                                 1999               1998

Revenues                                        $1,868             $1,881
Expenses                                         2,319              2,221
Net loss                                        $ (452)            $ (340)
Net loss per limited partnership unit           $(3.37)            $(2.53)


These proforma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented or what may be achieved in the future.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of one retail shopping center in Tennessee. This property lease space to various specialty retail outlets at terms ranging from 1 to 10 years. The other commercial property was sold in June, 1999.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                          Commercial     Other        Totals

Rental income                            $ 1,966      $    --      $ 1,966
Other income                                  58           59          117
Interest expense                             748           --          748
Depreciation                                 531           --          531
General and administrative expense            --           87           87
Gain on sale of property                   3,565           --        3,565
Segment income loss                        3,096          (28)       3,068
Total assets                              10,216        7,773       17,989
Capital expenditures for investment
 properties                                   --           --           --

1998
                                          Commercial     Other        Totals

Rental income                            $ 2,062      $    --      $ 2,062
Other income                                  82           80          162
Interest expense                             756           --          756
Depreciation                                 536           --          536
General and administrative expense            --          111          111
Segment loss                                (165)         (31)        (196)
Total assets                              12,237        3,468       15,705
Capital expenditures for investment
  properties                                 184           --          184


NOTE F - LEGAL PROCEEDINGS

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consist of a commercial property. The following table sets forth the average occupancy of the property for the six months ended June 30, 1999 and 1998:

                                          Average Occupancy
Property                                  1999         1998

Factory Merchants Mall                    91%          93%
 Pigeon Forge, Tennessee

Results of Operations

The Partnership realized net income of approximately $3,068,000 for the six months ended June 30, 1999, as compared to a net loss of approximately $196,000 for the comparable period in 1998. The Partnership realized net income of approximately $3,265,000 for the three months ended June 30, 1999, as compared to a net loss of approximately $166,000 for the comparable period in 1998. The increase in net income for the three and six months ended June 30, 1999, is due to an increase in total revenues as a result of the gain recognized on the sale of Eastgate Mall of approximately $3,565,000 in June 1999. Excluding the gain on the sale, the Partnership realized a net loss of approximately $300,000 and $497,000 for the three and six months ended June 30, 1999. The increase in net loss, exclusive of the gain on sale, is primarily attributable to a decrease in total revenues, excluding the gain on the sale, and an increase in total expenses. The decrease in total revenues for the six months ended June 30, 1999 is due to a decrease in rental and other income. The decrease in rental income is primarily due to a decrease in percentage rents as a result of fewer temporary tenants exceeding the minimum thresholds for collection of percentage rents. Rental income also decreased due to a decrease in average occupancy, which was partially offset by an increase in average rental rates. The decrease in other income is primarily due to a decrease in lease cancellation fees and lower average cash balances held in interest bearing accounts, which was partially offset by an increase in late charges.

Total expenses increased due to an increase in bad debt expense and property tax expense, which was partially offset by a decrease in operating and general and administrative expenses. The increase in bad debt expense is primarily due to an increase in the allowance for doubtful accounts of the temporary tenants.
The General Partner is attempting to collect on these accounts. The increase in property tax expense is primarily due to an underaccrual of property taxes during 1998. The decrease in operating expense is primarily due to a decrease in merchant association dues as well as a decrease in professional fees. The decrease in general and administrative expense is primarily due to a decrease in reimbursements to the General Partner and/or its affiliates.

Included in general and administrative expenses for the three and six months ended June 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On June 16, 1999, the Partnership sold Eastgate Mall to Pearce-Woodfield Development Co., LLC, an unrelated party, for net proceeds of approximately $4,588,000 after payment of closing costs. The Partnership recognized a gain of approximately $3,565,000 on the sale during the second quarter of 1999.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $7,960,000 compared to approximately $3,757,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased approximately $4,323,000 from the Partnership's year ended December 31, 1998. This increase in cash and cash equivalents is due to approximately $4,512,000 of cash provided by investing activities which was partially offset by approximately $97,000 of cash used in operating activities and approximately $92,000 of cash used in financing activities. Cash provided by investing activities consists of proceeds from the sale of Eastgate Mall, partially offset by net deposits to restricted escrows maintained by the mortgage lender and payment of lease commissions.
Cash used in financing activities consists of payments of principal made on the mortgage encumbering Factory Merchants Mall. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property is detailed below.

Factory Merchants Mall

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $33,000 of capital improvements over the next few years. The Partnership has budgeted capital improvements of approximately $33,000 for 1999 which include certain of the required improvements and consist of, but is not limited to, tenant and building improvements. As of June 30, 1999, no capital improvements have been performed.

The capital improvements planned for 1999 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,960,000 matures in October 2006. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

There were no cash distributions for the six months ended June 30, 1999 or 1998. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 49,200.29 (37.33% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $51 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,257 units. As a result, AIMCO and its affiliates currently own 24,959 units of limited partnership interest in the Partnership representing 18.97% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

YEAR 2000 COMPLIANCE

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 1.   LEGAL PROCEEDURES

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

b)   Reports on Form 8-K:

     Current report on Form 8-K dated June 16, 1999, and filed on June 30, 1999, disclosing the sale of Eastgate Mall to Pearce-Woodfield Development Company, L.L.C.

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





                              Date: August 11, 1999