Form 10QSB
period 1999-09-30
ANGELES INCOME PROPERTIES LTD IV
filed 1999-11-12
CIK 763049

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                       ANGELES INCOME PROPERTIES, LTD. IV
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                              $  1,376
Receivables and deposits, net of $232 allowance
   for doubtful accounts                                                    444
Restricted escrows                                                          556
Other assets                                                                478
Investment property:
Land                                                    $  2,414
Buildings and related personal property                   18,022
                                                          20,436
Less accumulated depreciation                            (12,164)         8,272
                                                                       $ 11,126
Liabilities and Partners' Deficit
Liabilities
Tenant security deposit liabilities                                    $      6
Accrued property taxes                                                      120
Other liabilities                                                           222
Distribution payable to general partner                                     144
Mortgage note payable                                                    14,912
Partners' Deficit
General partner                                         $   (101)
Limited partners (131,585 units issued and
outstanding)                                              (4,177)        (4,278)


                                                                       $ 11,126

          See Accompanying Notes to Consolidated Financial Statements

b)

                       ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                       1999       1998         1999        1998
Revenues:
Rental income                        $  887    $1,130      $2,853       $3,192
Other income                             66        65         183          227
Gain on sale of property                 --        --       3,565           --
Total revenues                          953     1,195       6,601        3,419

Expenses:
Operating                               417       428       1,264        1,347
General and administrative               75       228         162          339
Depreciation                            235       271         766          807
Interest                                373       378       1,121        1,134
Property taxes                           40        50         151          149
Bad debt (recovery) expense, net        (23)       15         233           14
Total expenses                        1,117     1,370       3,697        3,790

Net (loss) income                    $ (164)   $ (175)     $2,904       $ (371)

Net (loss) income allocated
to general partners                  $   (3)   $   (3)     $1,323       $   (7)

Net (loss) income allocated
to limited partners                    (161)     (172)      1,581         (364)

                                     $ (164)   $ (175)     $2,904       $ (371)
Net (loss) income per limited
partnership unit                     $(1.22)   $(1.31)     $12.02       $(2.77)

Distribution per limited
partnership unit                     $49.90    $   --      $49.90       $   --


          See Accompanying Notes to Consolidated Financial Statements


c)

                       ANGELES INCOME PROPERTIES, LTD. IV
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership     General      Limited
                                       Units        Partner     Partners     Total
Original capital contributions        131,800       $     1      $65,900    $65,901

Partners' (deficit) capital
at December 31, 1998                  131,585       $(1,146)     $   808    $  (338)

Distribution payable to
general partner                            --          (144)          --       (144)
Distribution paid to partners              --          (134)      (6,566)    (6,700)
Net income for the nine months
ended September 30, 1999                   --         1,323        1,581      2,904

Partners' deficit at
September 30, 1999                    131,585       $  (101)     $(4,177)   $(4,278)


          See Accompanying Notes to Consolidated Financial Statements


d)
                       ANGELES INCOME PROPERTIES, LTD. IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                           1999        1998
Cash flows from operating activities:
Net income (loss)                                        $ 2,904      $  (371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Gain on sale of property                                  (3,565)          --
Depreciation                                                 766          807
Amortization of loan costs and leasing commissions            88           87
Bad debt expense (recovery), net                             164           (7)
Change in accounts:
Receivables and deposits                                     138           52
Other assets                                                  75           (4)
Accounts payable                                              (7)         (60)
Tenant security deposit liabilities                           (1)          --
Accrued property taxes                                       (25)         (16)
Other liabilities                                           (396)         (22)

Net cash provided by operating activities                    141          466

Cash flows from investing activities:
Lease commissions paid                                       (45)         (56)
Property improvements and replacements                        (8)        (214)
Net (deposits to) withdrawals from restricted escrows        (97)          75
Net proceeds from sale of investment property              4,588           --

Net cash provided by (used in) investing activities        4,438         (195)

Cash flows from financing activities:
Distribution to partners                                  (6,700)          --
Payments on mortgage note payable                           (140)        (125)

Net cash used in financing activities                     (6,840)        (125)

Net (decrease) increase in cash and cash equivalents      (2,261)         146

Cash and cash equivalents at beginning of period           3,637        3,559

Cash and cash equivalents at end of period               $ 1,376      $ 3,705

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $ 1,095      $ 1,110

Supplemental disclosure of non-cash transaction:
Distribution payable to general partner                  $   144      $    --


          See Accompanying Notes to Consolidated Financial Statements

e)

                       ANGELES INCOME PROPERTIES, LTD. IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

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

The following amounts were paid or accrued to the General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in operating
  expense)                                                $  --      $ 101
Lease commissions (included in other assets and
  (operating expense)                                        --         51
Reimbursement for services of affiliates
  (included in operating and general and
 administrative expenses and investment properties)          54        116
Real estate commission                                      144         --


During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from all the Registrant's commercial properties as compensation for providing property management services. These services were performed by affiliates of the General Partner during the nine months ending September 30, 1998, and were approximately $101,000. Effective October 1, 1998, the effective date of the Insignia Merger (See "Note B"), these services for the commercial properties were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $54,000 and $116,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in reimbursement for services of affiliates is approximately $27,500 for consulting services performed by an affiliate of the General Partner for the nine months ended September 30, 1998. No consulting reimbursements were paid in 1999. Also included in reimbursement for services of affiliates is approximately $1,000 of construction oversight costs paid to the General Partner and its affiliates during the nine months ended September 30, 1998. No construction oversite costs have been received in 1999.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the nine months ended September 30, 1999, the Partnership declared a distribution of approximately $144,000 payable to the General Partner related to the sale of Eastgate Mall. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement.

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 49,200.29 (approximately 37.39% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $51 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,257 units. As a result, AIMCO and its affiliates currently own 24,959 units of limited partnership interest in the Partnership representing approximately 18.97% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

NOTE D - SALE OF INVESTMENT PROPERTY

On June 16, 1999, the Partnership sold Eastgate Mall to an unrelated party, for net proceeds of approximately $4,588,000 after payment of closing costs. The Partnership recognized a gain of approximately $3,565,000 on the sale during the second quarter of 1999.

The sales transactions are summarized as follows (amounts in thousands):

Sale price, net of selling costs                $ 4,588
Real estate (1)                                    (916)
Net other assets                                   (107)
Gain on sale of real estate                     $ 3,565

(1) Net of accumulated depreciation of approximately $2,243,000

NOTE E - DISTRIBUTION

During the nine months ended September 30, 1999, the Partnership distributed approximately $6,700,000 (approximately $6,566,000 to the limited partners, $49.90 per limited partnership unit) to the partners. Approximately $2,112,000 (approximately $2,070,000 to the limited partners, $15.73 per limited partnership unit) of the distribution was from operations and approximately $4,588,000 (approximately $4,496,000 to the limited partners, $34.17 per limited partnership unit) was from the sale of Eastgate Mall in June 1999.

There were no distributions during the nine months ended September 30, 1998.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of one retail shopping center in Tennessee. This property leases space to various specialty retail outlets at terms ranging from 1 to 10 years. The other commercial property was sold in June, 1999.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                  1999                     Commercial      Other       Totals

Rental income                               $ 2,853       $    --     $ 2,853
Other income                                     69           114         183
Interest expense                              1,121            --       1,121
Depreciation                                    766            --         766
General and administrative expense               --           162         162
Gain on sale of property                      3,565            --       3,565
Segment income (loss)                         2,952           (48)      2,904
Total assets                                 10,037         1,089      11,126

Capital expenditures for
  investment properties                           8            --           8

                  1998                     Commercial      Other       Totals

Rental income                               $ 3,192       $    --     $ 3,192
Other income                                    108           119         227
Interest expense                              1,134            --       1,134
Depreciation                                    807            --         807
General and administrative expense               --           339         339
Segment loss                                   (151)         (220)       (371)
Total assets                                 12,119         3,455      15,574
Capital expenditures for
  investment properties                         214            --         214

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one commercial property. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1999 and 1998:


                                        Average Occupancy
Property                                1999        1998

Factory Merchants Mall                   91%         95%
   Pigeon Forge, Tennessee

The General Partner attributes the decreases in occupancy to the loss of several tenants during 1999 in addition to reduced rental footage by several tenants during 1999.

Results from Operations

The Partnership realized net income of approximately $2,904,000 for the nine months ended September 30, 1999 as compared to a net loss of approximately $371,000 for the comparable period in 1998. For the three months ended September 30, 1999, the Partnership realized a net loss of approximately $164,000 compared to a net loss of approximately $175,000 for the comparable period in 1998. The increase in net income for the nine months ended September 30, 1999 is primarily due to the gain recognized on the sale of Eastgate Mall of approximately $3,565,000 in June 1999. Excluding the results of operations for Eastgate Mall for 1999 and 1998, the Partnership realized a net loss of approximately $616,000 and $610,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase in net loss is due to a slight decrease in total revenues, which was offset by a slight decrease in total expenses. The decrease in total revenues is due to a decrease in rental income and other income. The decrease in rental income is due to the decrease in occupancy at Factory Merchant Mall, as discussed above. The decrease in other income is due to a decrease in lease cancellation fees at Factory Merchants Mall and a decrease in cash held in interest bearing accounts. The decrease in total expenses is primarily due to a decrease in general and administrative expense, which was offset by an increase in bad debt expense. The decrease in general and administrative expenses is due to legal costs incurred during 1998 for the settlement of litigation concerning a prior investment in a joint venture, as previously disclosed in the Partnership's Annual Report on Form 10-KSB. The increase in bad debt expense is due to the increase in the allowance for doubtful accounts for temporary tenants at Factory Merchants Mall.

Excluding the results of operations for Eastgate Mall for 1999 and 1998, the Partnership realized a net loss of approximately $164,000 and $270,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease in the net loss is primarily due to a decrease in total expenses, which was partially offset by a decrease in total revenues. The decrease in total expenses is primarily due to a decrease in general and administrative expense as discussed above. The decrease in total revenues is primarily due to a decrease in rental income. The decrease in rental income is primarily due to the decrease in average occupancy (as discussed above).

Included in general and administrative expenses for the three and nine months ended September 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On June 16, 1999, the Partnership sold Eastgate Mall to an unrelated party, for net proceeds of approximately $4,588,000 after payment of closing costs. The Partnership recognized a gain of approximately $3,565,000 on the sale during the second quarter of 1999.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,376,000 as compared to approximately $3,705,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents decreased approximately $2,261,000 from the Partnership's year ended December 31, 1998. This decrease in cash and cash equivalents is due to approximately $6,840,000 of cash used in financing activities which was partially offset by approximately $4,438,000 of cash provided by investing activities and approximately $141,000 of cash provided by operating activities. Cash used in financing activities consists of a distribution to the partners and, to a lesser extent, payments of principal made on the mortgage encumbering Factory Merchants Mall. The cash provided by investing activities consists of proceeds from the sale of Eastgate Mall, partially offset by net deposits to restricted escrows maintained by the mortgage lender, the payment of lease commissions and property improvements and replacements. The Partnership invests its working capital reserves in a money market account.

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

Factory Merchants Mall

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $33,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $33,000 for 1999, which include certain of the required improvements and consist of tenant and building improvements. As of September 30, 1999, approximately $8,000 of capital improvements has been incurred. These improvements consisted of sewer replacement and building improvements.

The capital improvements planned for 1999 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,912,000 matures in October 2006. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the nine months ended September 30, 1999, the Partnership distributed approximately $6,700,000 (approximately $6,566,000 to the limited partners, $49.90 per limited partnership unit) to the partners. Approximately $2,112,000 (approximately $2,070,000 to the limited partners, $15.73 per limited partnership unit) of the distribution was from operations and approximately $4,588,000 (approximately $4,496,000 to the limited partners, $34.17 per limited partnership unit) was from the sale of Eastgate Mall in June 1999. There were no cash distributions for the nine months ended September 30, 1998. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 49,200.29 (approximately 37.39% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $51 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,257 units. As a result, AIMCO and its affiliates currently own 24,959 units of limited partnership interest in the Partnership representing approximately 18.97% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Information, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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



                              ANGELES INCOME PROPERTIES, LTD. IV
                              (A California Limited Partnership)


                              By:  Angeles Realty Corporation II
                                   General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: