Form 10KSB
period 1999-12-31
ANGELES INCOME PROPERTIES LTD IV
filed 2000-03-24
CIK 763049

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(MarkOne)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $7,524,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on June 29, 1984. The Partnership's general partner is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now wholly-owned by AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

The Registrant, through its public offering of Limited Partnership Units, sold 131,800 units aggregating $65,900,000. The General Partner contributed capital in the amount of $1,000 for a 2% interest in the Partnership. Since its initial offering, the Partnership had not received, nor are limited partners required to make, additional capital contributions. The Partnership is engaged in the business of operating and holding real estate properties for investment (see "Item 2. Description of Property"). The Partnership presently owns one commercial property. The Partnership owned a general partnership interest in an additional property which was sold in 1999.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents of the General Partner. These services for the remaining property were provided by affiliates of the General Partner for the nine months ended September 30, 1998. Effective October 1, 1998 these services were provided by an unrelated party.

The business in which the Partnership is engaged is highly competitive. There are other commercial properties within the market area of the Registrant's property. The number and quality of competitive properties in such market area could have a material effect on the rental market for the commercial space at the Registrant's property and the rents that may be charged for such space.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The Partnership receives income from its property and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the property. The Partnership financed its property through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                            Date of
Property                    Purchase       Type of Ownership     Use

Factory Merchants Mall      05/22/86    Fee ownership subject    Commercial
  Pigeon Forge, Tennessee               to a first mortgage (1)  200,000 sq. ft.

(1) Owned by a limited partnership of which the Registrant is the sole limited partner.

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                         Gross
                        Carrying   Accumulated                         Federal
Property                 Value    Depreciation    Rate     Method     Tax Basis
                           (in thousands)                         (in thousands)

Factory Merchants Mall  $20,518      $12,402     5-20 yrs    S/L       $ 9,341

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy. .

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                           Principal                                      Principal
                           Balance At                                      Balance
                          December 31,  Interest    Period    Maturity      Due At
        Property              1999        Rate    Amortized     Date       Maturity
                         (in thousands)                                 (in thousands)
Factory Merchants Mall
  1st mortgage              $14,864       9.75%     25 yrs    10/2006      $12,955

See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 1999 and 1998 for the property is as follows:

                                  Average Annual                   Average
                                   Rental Rates                   Occupancy
                                 (per square foot)

 Property                       1999            1998          1999         1998

 Factory Merchants Mall        $13.11          $12.72         90%           95%


The General Partner attributes the decrease in occupancy to the loss of several tenants during 1999 and to reduced rental footage by several existing tenants during 1999.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other commercial buildings in the area. The General Partner believes that the property is adequately insured. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Capital Improvements

During the year ended December 31, 1999, approximately $90,000 of capital improvements were made at Factory Merchants Mall consisting primarily of tenant improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the year 2000.

Schedule of Lease Expirations

The following is a schedule of the commercial lease expirations for the years 2000-2009:

                            Number of                      Annual       % of Gross
  Factory Merchants Mall   Expirations   Square Feet        Rent        Annual Rent
                                                       (in thousands)

         2000                    6          18,061          $248           9.51%
         2001                   10          46,578           704          26.95%
         2002                    6          15,942           241           9.23%
         2003                    5          20,949           304          11.63%
         2004                    6          38,858           608          23.30%
         2005                    1           2,500            43           1.65%
         2006                    1          10,455           181           6.94%
         2007-2008              --              --            --             --
         2009                    1           5,435           124           4.77%

Factory Merchants Mall has no tenants occupying 10% or more of the leasable square footage (See "Notes A and H" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the principle terms of the leases of the available space ).

Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for the property are as follows:

                                   1999              1999
                                  Billing            Rate
                               (in thousands)

Factory Merchants Mall              $153             1.52%

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 131,800 Limited Partnership Units aggregating $65,900,000. The Partnership currently has 4,465 holders of record owning an aggregate of 131,585 units. Affiliates of the General Partner owned 27,432 units or 20.847% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98            $       --              $   --
       01/01/99 - 12/31/99            $6,700,000 (1)          $49.90

(1) Consists of $2,124,000 of cash from operations and $4,576,000 of proceeds from the sale of Eastgate Mall (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 27,432 limited partnership units in the Partnership representing 20.847% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matter, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $2,735,000 for the year ended December 31, 1999 as compared to a net loss of approximately $825,000 for the comparable period of 1998. The increase in net income for the year ended December 31, 1999 is primarily due to the gain recognized on the sale of Eastgate Mall of approximately $3,553,000 in June 1999. Excluding the gain on sale of and results of operations for Eastgate Mall for 1999 and 1998, the Partnership realized a net loss of approximately $1,085,000 and $1,204,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in net loss is due to a decrease in total expenses, which was offset by a decrease in total revenues. The decrease in total revenues is due to a decrease in rental income and other income. The decrease in rental income is due to the decrease in occupancy at Factory Merchants Mall. The decrease in other income is due to a decrease in lease cancellation fees at Factory Merchants Mall and a decrease in cash held in interest bearing accounts. The decrease in total expenses is primarily due to the recognition of a loss on a litigation settlement in 1998, as previously disclosed in the Partnership's Annual Report on Form 10-KSB as of December 31, 1998, and a decrease in general and administrative expense, which was offset by an increase in bad debt expense. The decrease in general and administrative expenses is due to legal costs incurred during 1998 for the settlement of litigation concerning a prior investment in a joint venture, as previously disclosed in the Partnership's Annual Report on Form 10-KSB. The increase in bad debt expense is due to the increase in the allowance for doubtful accounts for temporary tenants at Factory Merchants Mall.

Included in general and administrative expenses for the year ended December 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On June 16, 1999, the Partnership sold Eastgate Mall to an unrelated party, for net proceeds of approximately $4,576,000 after payment of closing costs. The Partnership recognized a gain of approximately $3,553,000 on the sale during 1999.

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

Capital Resources and Liquidity

At December 31, 1999, the Partnership held cash equivalents of approximately $1,170,000 compared to approximately $3,637,000 at December 31, 1998. The decrease in cash and cash equivalents was approximately $2,467,000 from the year ended December 31, 1998. The decrease is due to approximately $6,888,000 of cash used in financing activities partially offset by approximately $4,235,000 of cash provided by investing activities and approximately $186,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lessor extent, payments on the mortgage securing the Partnership's remaining property. Cash provided by investing activities consisted of proceeds from the sale of Eastgate Mall partially offset by capital improvements and replacements, lease commissions, and net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. Improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,864,000 matures in October 2006. If the property is not sold prior to the mortgage maturity date, the General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

During  the  year  ended   December  31,  1999,  the   Partnership   distributed
approximately $6,700,000 (approximately $6,566,000 to the limited partners, $49.90 per limited partnership unit) to the partners. Approximately $2,124,000 (approximately $2,082,000 to the limited partners, $15.82 per limited partnership unit) of the distribution was from operations and approximately $4,576,000 (approximately $4,484,000 to the limited partners, $34.08 per limited partnership unit) was from proceeds of the sale of Eastgate Mall in June 1999. There were no distributions during the year ended December 31, 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 27,432 limited partnership units in the Partnership representing 20.847% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. IV

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 1999

     Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

     Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

Angeles Income Properties, Ltd. IV


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. IV as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. IV at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 21, 2000

                       ANGELES INCOME PROPERTIES, LTD. IV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                 $ 1,170
   Receivables and deposits, net of allowance for
      doubtful accounts of $278,000                                              586
   Restricted escrows                                                            649
   Other assets                                                                  471
   Investment property (Notes C and G):
      Land                                                     $ 2,414
      Buildings and related personal property                   18,104
                                                                20,518
      Less accumulated depreciation                            (12,402)        8,116
                                                                            $ 10,992

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $   35
   Tenant security deposit liabilities                                             6
   Accrued property taxes                                                        161
   Other liabilities                                                             229
   Mortgage note payable (Notes C and G)                                      14,864

Partners' Deficit
   General partner                                             $  (102)
   Limited partners (131,585 units issued and
      outstanding)                                              (4,201)      (4,303)
                                                                            $ 10,992

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              1999         1998
Revenues:
   Rental income                                             $ 3,724      $ 4,360
   Other income                                                  247          264
   Gain on sale of property (Note E)                           3,553           --
      Total revenues                                           7,524        4,624

Expenses:
   Operating                                                   1,655        1,752
   General and administrative                                    232          532
   Depreciation                                                1,004        1,076
   Interest                                                    1,494        1,509
   Property taxes                                                194          198
   Bad debt expense (recovery), net                              210          (28)
   Loss on settlement                                             --          410
      Total expenses                                           4,789        5,449

Net income (loss) (Note D)                                   $ 2,735       $ (825)

Net income (loss) allocated to general partner               $ 1,178        $ (17)
Net income (loss) allocated to limited partner                 1,557         (808)
                                                             $ 2,735       $ (825)

Net income (loss) per limited partnership unit               $ 11.83      $ (6.14)

Distributions per limited partnership unit                   $ 49.90         $ --

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General    Limited
                                          Units       Partner    Partners     Total

Original capital contributions           131,800        $ 1       $65,900    $65,901

Partners' (deficit) capital at
   December 31, 1997                     131,585      $(1,129)    $ 1,616     $  487

Net loss for the year ended
   December 31, 1998                          --          (17)       (808)      (825)

Partners' (deficit) capital at
   December 31, 1998                     131,585       (1,146)        808       (338)

Distributions to partners                     --         (134)     (6,566)    (6,700)

Net income for the year
   ended December 31, 1999                    --        1,178       1,557      2,735

Partners' deficit at
   December 31, 1999                     131,585      $ (102)     $(4,201)   $(4,303)

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                  1999         1998
Cash flows from operating activities:
   Net income (loss)                                            $ 2,735      $ (825)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation                                                1,004        1,076
      Amortization of loan costs and leasing commissions            116          117
      Gain on sale of property                                   (3,553)          --
      Bad debt expense (recovery)                                   210          (28)
      Change in accounts:
         Receivables and deposits                                   (50)        (170)
         Other assets                                                70           12
         Accounts payable                                            28          (30)
         Tenants security deposit liabilities                        (1)          --
         Accrued taxes                                               16            7
         Other liabilities                                         (389)         440
            Net cash provided by operating activities               186          599

Cash flows from investing activities:
   Property improvements and replacements                           (90)        (323)
   Lease commissions paid                                           (61)         (56)
   Net (deposits to) withdrawals from restricted escrows           (190)          27
   Net proceeds from sale of investment property                  4,576           --
            Net cash provided by (used in) investing
               activities                                         4,235         (352)

Cash flows used in financing activities:
   Payments on mortgage notes payable                              (188)        (169)
   Distributions to partners                                     (6,700)          --
            Net cash used in financing activities                (6,888)        (169)

Net (decrease) increase in cash and cash equivalents             (2,467)          78

Cash and cash equivalents at beginning of the year                3,637        3,559

Cash and cash equivalents at end of year                        $ 1,170      $ 3,637

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,459      $ 1,478

Supplemental disclosure:
   Property improvements and replacements and accounts payable at December 31, 1998, were adjusted by approximately $100,000 for non-cash activity at December 31, 1997.

           See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the Uniform Limited Partnership Laws of California on June 29, 1984. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is now wholly-owned by AIMCO (see "Note B - Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date. The Partnership operates a commercial retail center located in Tennessee.

Principles of Consolidation: The consolidated financial statements of the Partnership include its wholly-owned limited partnership interest in Factory Merchants, AIP IV, L.P. and AIP IV GP, LP. The Partnership may remove the general partner of Factory Merchants, AIP IV L.P. and AIP IV GP, LP; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the consolidated financial statements.

Allocations of Profits, Gains and Losses: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any brokerage compensation and incentive interest to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the extent of any partners' negative capital balance then to the General Partner and Limited Partners in proportion to their interests in the Partnership.

The Partnership will allocate other profits and losses 2% to the General Partner and 98% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 2% to the General Partner and 98% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows:
First, to the General Partner, on account of the current and accrued management fee payable, deferred as contemplated therein; Second, to the partners in proportion to their interests until the Limited Partners have received proceeds equal to their original capital investment applicable to the property; Third to the partners until the Limited Partners have received distributions from all sources equal to their 8% cumulative distribution; Fourth, to the General Partner until it has received its brokerage compensation and thereafter, 88% to the Limited Partners in proportion to their interests and 12% ("Incentive Interest") to the General Partner.

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

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the commercial property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Loan Costs: Loan costs of approximately $337,000, less accumulated amortization of approximately $109,000, are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Tenant Security Deposits: The Partnership requires security deposits from certain commercial space lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows: At the time the Partnership refinanced the mortgage encumbering Factory Merchants Mall in October 1996, a portion of the proceeds were used to establish restricted escrows. These escrows are used to fund capital improvements and replacements. At December 31, 1999, these escrows equaled approximately $649,000 which includes interest.

Leases: Commercial building lease terms are generally for one to twenty years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent totaled approximately $122,000 in 1999 and approximately $230,000 in 1998. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the lease. For all other leases, rents are recognized over the terms of the leases as earned. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar commercial retail malls in the area. Concessions are charged against rental income as incurred.

Lease Commissions: Lease commissions of approximately $525,000, which are included in other assets in the accompanying consolidated balance sheet, are amortized on a straight line basis over the terms of the respective leases. Current accumulated amortization is approximately $338,000.

Investment Property: Investment property consists of one commercial retail mall which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of the commercial property that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ending December 31, 1999, or 1998.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note K" for required disclosure.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $8,000 and $3,000 for the years ended December 31, 1999 and 1998, respectively were included in operating expense.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  1998 information to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:

                            Principal     Monthly                           Principal
                           Balance At     Payment    Stated                  Balance
                          December 31,   Including  Interest   Maturity      Due At
Property                      1999       Interest     Rate       Date       Maturity
                               (in thousands)                            (in thousands)

Factory Merchants Mall
  1st mortgage               $14,864       $ 137      9.75%    10/2006       $12,955

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1999 are as follows (in thousands):

                                     2000        $  207
                                     2001           228
                                     2002           251
                                     2003           277
                                     2004           305
                                  Thereafter     13,596
                                                $14,864

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) income (in thousands, except per unit data):

                                          1999          1998
Net income (loss) as reported            $ 2,735       $ (825)
Add (deduct):
   Depreciation differences                   87           54
   Gain on sale of property               (2,614)
   Change in prepaid rental                  (19)          60
   Accrued expenses                          108          415
   Other                                    (442)      (1,175)

Federal taxable loss                     $ (145)      $(1,471)

Federal taxable loss per
   limited partnership unit              $ (1.08)     $(10.96)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported              $(4,303)
Land and buildings                          (221)
Accumulated depreciation                   1,446
Syndication                                8,848
Other                                        322
Net assets - tax basis                   $ 6,092

Note E - Sale of Investment Property

On June 16, 1999, Eastgate Mall, located in Walla Walla, Washington, was sold to an unaffiliated third party for $4,800,000. After payment of closing expenses, the net proceeds received by the Partnership were approximately $4,576,000. The sale of the property resulted in a gain on sale of the property of approximately $3,553,000.

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates in 1999 and 1998:

                                                               1999       1998
                                                               (in thousands)

Property management fees (included in operating expense)       $ --      $ 130
Partnership management fees (included in general and
  administrative expense) (1)                                    --          8
Lease commissions                                                --         57
Reimbursement for services of affiliates (included in
  general and administrative expense)                            71        144

(1) The Partnership Agreement provides for a fee equal to 10% of "Net cash flow from operations", as defined in the Partnership Agreement to be paid to the General Partner for executive and administrative management services.

During the nine months ending September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from all of the Registrant's commercial properties as compensation for providing property management services. These services were performed by affiliates of the General Partner for the nine months ending September 31, 1998 and were $130,000. Effective October 1, 1998 (the effective date of the Insignia Merger, see "Note B"), these services for the commercial properties were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $71,000 and $144,000 for the years ended December 31, 1999 and 1998, respectively. Included in "Reimbursements for services of affiliates" is approximately $27,500 for consulting performed by an affiliate of the General Partner for the year ended December 31, 1998.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the twelve months ended December 31, 1999, the Partnership declared and paid a distribution of approximately $144,000 to the General Partner related to the sale of Eastgate Mall. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. In January 2000, the General Partner determined the limited partner preferred return would not be met and repaid approximately $144,000 to the Partnership. This repayment is reflected in receivables and deposits as of December 31, 1999.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 27,432 limited partnership units in the Partnership representing 20.847% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note G - Real Estate and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                          Personal     Subsequent to
        Description           Encumbrance      Land       Property      Acquisition
                             (in thousands)                            (in thousands)
Factory Merchants Mall
  Pigeon Forge, Tennessee       $14,864       $ 2,414     $16,155         $ 1,949


                              Gross Amount At Which
                                     Carried
                              At December 31, 1999
                                 (in thousands)

                                   Buildings
                                  And Related
                                   Personal             Accumulated     Date   Depreciable
       Description         Land    Property    Total    Depreciation  Acquired Life-Years
                                                       (in thousands)
Factory Merchants Mall
  Pigeon Forge, Tennessee $ 2,414   $18,104   $20,518     $12,402     05/22/86    10-20

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)
Investment Property
Balance at beginning of year                    $23,591          $23,368
    Property improvements                            90              223
    Disposal of property                         (3,163)              --
Balance at end of year                          $20,518          $23,591

Accumulated Depreciation
Balance at beginning of year                    $13,645          $12,569
    Additions charged to expense                  1,004            1,076
    Disposal of property                         (2,247)              --
Balance at end of year                          $12,402          $13,645

The Partnership's remaining property is being marketed for sale.

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $20,297,000 and $26,283,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $10,956,000 and $12,567,000, respectively.

Note H - Operating Leases

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 1999, the Partnership had minimum future rentals under non-cancelable leases with initial or remaining terms in excess of one year as follows (in thousands):

                              2000             $ 2,250
                              2001               1,658
                              2002               1,362
                              2003               1,121
                              2004                 594
                           Thereafter              779
                                               $ 7,764

Note I - Ground Lease

Factory Merchants Mall is subject to three ground leases. The aggregate annual lease expense was approximately $176,000 for both years ended December 31, 1999 and 1998. Such amounts are included in the consolidated statements of operation as operating expenses. The terms of two of the leases provide for increases every year, based on the Consumer Price Index. The terms of the third lease provide for increases every five years, based on the Consumer Price Index.

As of December 31, 1999, the aggregate minimum rental payments under the land leases were as follows (in thousands):

                              2000              $  176
                              2001                 176
                              2002                 176
                              2003                 176
                              2004                 176
                           Thereafter            4,092
                                               $ 4,972

Note J - Distributions

During  the  year  ended   December  31,  1999,  the   Partnership   distributed
approximately $6,700,000 (approximately $6,566,000 to the limited partners, $49.90 per limited partnership unit) to the partners. Approximately $2,124,000 (approximately $2,082,000 to the limited partners, $15.82 per limited partnership unit) of the distribution was from operations and approximately $4,576,000 (approximately $4,484,000 to the limited partners, $34.08 per limited partnership unit) was from the sale of Eastgate Mall in June 1999.

Note K - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: commercial property. The Partnership's commercial property segment consists of one retail shopping center in Tennessee. This property leases space to various specialty retail outlets and fast food enterprises at terms ranging from 12 months to 9 years. The Partnership's other commercial property was sold on June 16, 1999.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" Column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                   1999                       Commercial      Other      Totals

Rental income                                   $ 3,724        $ --      $ 3,724
Other income                                         95          152         247
Interest expense                                  1,494           --       1,494
Depreciation                                      1,004           --       1,004
General and administrative expense                   --          232         232
Gain on sale of property                          3,553           --       3,553
Segment income (loss)                             2,815          (80)      2,735
Total assets                                      9,904        1,088      10,992
Capital expenditures for investment
  properties                                         90           --          90


                   1998                       Commercial      Other      Totals

Rental income                                  $ 4,360         $ --     $ 4,360
Other income                                       121           143        264
Interest expense                                 1,509            --      1,509
Depreciation                                     1,076            --      1,076
General and administrative expense                  --           532        532
Loss on settlement                                  --           410        410
Segment loss                                       (26)         (799)      (825)
Total assets                                    12,144         3,347     15,491
Capital expenditures for investment
  properties                                       323            --        323

Note L - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II" or the "General Partner"), their ages and the nature of all positions presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC                 12,561            9.546%
  (an affiliate of AIMCO)
Insignia Properties LP                        8,668            6.587%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                        6,203            4.714%
  (an affiliate of AIMCO)

Cooper  River  Properties,   LLC  and  Insignia  Properties  LP  are  indirectly
ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provide that upon a vote of the limited partners holding more than 50% of the then outstanding limited partnership units the general partner may be expelled from the Partnership upon 90 days written notice. In the event that successor general partner have been elected by limited partners holding more than 50% of the then outstanding limited partnership Units and if said limited partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled general partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the general partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between the balance of the general partner's capital account and the fair market value of the share of distributable net proceeds to which the general partner would be entitled. Such determination of the fair market value of the share of distributable net proceeds is defined in Article 12.2(b) of the Agreement.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates in 1999 and 1998:

                                                                1999       1998
                                                                (in thousands)

Property management fees                                        $ --       $130
Partnership management fees (1)                                   --          8
Lease Commissions                                                 --         57
Reimbursement for services of affiliates                          71        144

(1) The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the General Partner for executive and administrative management services.

During the nine months ending September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from all of the Registrant's commercial properties as compensation for providing property management services. These services were performed by affiliates of the General Partner for the nine months ending September 31, 1998 and were approximately $130,000. Effective October 1, 1998 (the effective date of the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control")) these services for the commercial properties were performed by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $71,000 and $144,000 for the years ended December 31, 1999 and 1998, respectively. Included in "Reimbursements for services of affiliates" is approximately $27,500 for consulting performed by an affiliate of the General Partner for the year ended December 31, 1998.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the twelve months ended December 31, 1999, the Partnership declared and paid a distribution of approximately $144,000 to the General Partner related to the sale of Eastgate Mall. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. In January 2000, the General Partner determined the limited partner preferred return would not be met and repaid approximately $144,000 to the Partnership. This repayment is reflected in receivables and deposits as of December 31, 1999.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 27,432 limited partnership units in the Partnership representing 20.847% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the quarter ended December 31, 1999:

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

/s/Patrick J. Foye            Executive Vice President      Date:
Patrick J. Foye               and Director

/s/Martha L. Long             Senior Vice President         Date:
Martha L. Long                and Controller

                       ANGELES INCOME PROPERTIES, LTD. IV

                                  EXHIBIT INDEX

Exhibit Number                   Description of Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated October 1, 1998)

3.1 Amended Certificate and Agreement of the Limited Partnership filed in Amendment Number 2 to Form S-11 dated April 25, 1985 which is incorporated herein by reference

10.1 Agreement of Purchase and of Real Property with Exhibits - Northtown Mall filed in Form 8K dated July 15, 1985 which is incorporated herein by reference

10.2 Agreement of Purchase and Sale of Real  Property with Exhibits - Burlington
     Mall  Partners   filed  in  Form  8K  dated  December  19,  1985  which  is incorporated herein by reference

10.3 Agreement of Purchase and Sale of Real Property with Exhibits - Moraine West Carrollton Partners filed in Form 8K dated December 20, 1985 which is incorporated herein by reference

10.4 Agreement of Purchase and Sale of Real Property with Exhibits - Factory Merchants Etc. Mall-Phase I and Phase II filed in Form 8K dated May 22, 1986 which is incorporated herein by reference

10.5 Promissory Note - Fort Worth Center and the W.T. Waggoner Building filed in Form 8-K dated July 16, 1986 which is incorporated herein by reference

10.6 Deed of Trust, Assignment of Leases and Rents and Security Agreement - Fort Worth Center and the W.T. Waggoner Building filed in Form 8-K dated July 16, 1986 which is incorporated herein by reference

10.7 Deed of Trust - Option - Fort Worth Center and the W.T. Waggoner Building filed in Form 8-K dated July 16, 1986 which is incorporated herein by reference

10.8 Security Agreement - Fort Worth Center and the W.T. Waggoner Building filed in Form 8-K dated July 16, 1986 which is incorporated herein by reference

10.9 Option Agreement - Fort Worth center and the W.T. Waggoner Building filed in Form 8-K dated July 16, 1986 which is incorporated herein by reference

10.10Covenant not to compete - Fort Worth center and the W.T. Waggoner Building filed in Form 8-K dated November 1, 1987, which is incorporated herein by reference

10.12Acquisition or Disposition of Assets - Fort Worth Option Joint Venture - filed in Form 8K dated November 1, 1997, which is incorporated herein by reference

10.13Promissory  Note - Northtown  Mall.  Filed in Form 10-K dated  December 31,
     1990, Exhibit 10.13, which is incorporated herein by reference

10.14Stock  Purchase  Agreement  dated November 24, 1992 showing the purchase of
     100% of the outstanding stock of Angeles Realty Corporation II, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference

10.15Acquisition or  Disposition of Assets - Moraine West  Carrollton - filed in
     Form 8-K dated July 21, 1994, which is incorporated herein by reference

10.16Promissory note - dated August 19, 1996,  between Factory Merchants AIP IV,
     L.P., and Union Capital Investments, LLC.

10.17Purchase  and  Sale  Contract  between   Registrant  and   Pearce-Woodfield
     Development  Co., LLC., a Washington  limited  partnership,  dated June 16,
     1999.

16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993

27   Financial Data Schedule