Form 10QSB
period 2000-03-31
ANGELES INCOME PROPERTIES LTD IV
filed 2000-05-12
CIK 763049

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

                   For the quarterly period ended March 31, 2000


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
                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                $  1,351
   Receivables and deposits, net of $293 allowance
      for doubtful accounts                                                      417
   Restricted escrows                                                            683
   Other assets                                                                  424
   Investment property:
      Land                                                    $  2,414
      Buildings and related personal property                   18,104
                                                                20,518

      Less accumulated depreciation                            (12,639)        7,879

                                                                            $ 10,754

Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                        $    6
   Accrued property taxes                                                        202
   Other liabilities                                                             189
   Mortgage note payable                                                      14,814
Partners' Deficit
   General partner                                             $  (105)
   Limited partners (131,585 units issued and
      outstanding)                                              (4,352)       (4,457)

                                                                            $ 10,754

            See Accompanying Notes to Consolidated Financial Statements

b)

                         ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                    Three Months Ended
                                                         March 31,
                                                   2000             1999
Revenues:
   Rental income                                  $  916           $ 936
   Other income                                       22              55
      Total revenues                                 938             991

Expenses:
   Operating                                         397             438
   General and administrative                         47              45
   Depreciation                                      237             269
   Interest                                          371             376
   Property taxes                                     40              60
      Total expenses                               1,092           1,188

Net income (loss)                                 $ (154)         $ (197)

Net income (loss) allocated
   to general partner (2%)                         $  (3)           $ (4)

Net income (loss) allocated
   to limited partners (98%)                        (151)           (193)

                                                  $ (154)         $ (197)
Net income (loss) per limited
   partnership unit                              $ (1.15)        $ (1.47)

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. IV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)


                                      Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

Original capital contributions         131,800         $   1      $65,900    $65,901

Partners' deficit at
   December 31, 1999                   131,585        $ (102)     $(4,201)   $(4,303)

Net income for the three months
   ended March 31, 2000                     --            (3)        (151)      (154)

Partners' deficit at
   March 31, 2000                      131,585        $ (105)     $(4,352)   $(4,457)

            See Accompanying Notes to Consolidated Financial Statements

d)
                         ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                      March 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income (loss)                                              $ (154)     $ (197)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation                                                     237         269
   Amortization of loan costs and leasing commissions                33          29
   Change in accounts:
      Receivables and deposits                                      169         251
      Other assets                                                   14          15
      Accounts payable                                              (35)         10
      Accrued property taxes                                         41         (91)
      Other liabilities                                             (40)       (466)

         Net cash provided by (used in) operating
            activities                                              265        (180)

Cash flows from investing activities:
  Lease commissions paid                                             --         (23)
  Net deposits to restricted escrows                                (34)        (34)

         Net cash used in investing activities                      (34)        (57)

Cash flows used in financing activities:
  Payments on mortgage note payable                                 (50)        (44)

Net increase (decrease) in cash and cash equivalents                181        (281)

Cash and cash equivalents at beginning of period                  1,170       3,637

Cash and cash equivalents at end of period                       $1,351      $3,356

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  362       $ 367

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Reimbursement for services of affiliates
     (included in operating and general and
      administrative expenses and investment properties)      $ 17       $ 27

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $17,000 and $27,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 27,432 limited partnership units in the Partnership representing 20.847% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 20.847% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distribution

No distributions were made during the three months ended March 31, 2000 and 1999.

Note E - Segment Reporting

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of one retail shopping center in Tennessee at March 31, 2000. This property leases space to various specialty retail outlets and fast food enterprises at terms ranging from 1 to 9 years. The Partnership's other commercial property was sold on June 16, 1999.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                  2000                      Commercial        Other       Totals

Rental income                                 $  916          $ --        $ 916
Other income                                      12            10           22
Interest expense                                 371            --          371
Depreciation expense                             237            --          237
General and administrative expense                --            47           47
Segment income (loss)                            120           (37)          83
Total assets                                   9,752         1,002       10,754

                  1999                      Commercial         Other      Totals

Rental income                                 $  936           $ --       $ 936
Other income                                      25             30          55
Interest expense                                 376             --         376
Depreciation                                     269             --         269
General and administrative expense                --             45          45
Segment loss                                    (182)           (15)       (197)
Total assets                                  11,664          3,039      14,703

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

The Partnership's investment property consists of one commercial property. The following table sets forth the average occupancy of the property for the three months ended March 31, 2000 and 1999:

                                         Average Occupancy
Property                                 2000        1999

Factory Merchants Mall                    88%         92%
   Pigeon Forge, Tennessee

The General Partner attributes the decrease in occupancy to the loss of several tenants during the second half of 1999 and to reduced rental footage by several existing tenants during 1999.

Results from Operations

The Partnership realized a net loss of approximately $154,000 for the three months ended March 31, 2000 as compared to a net loss of approximately $197,000 for the comparable period in 1999. The decrease in net loss for the three months ended March 31, 2000 is primarily due to a decrease in total expenses which was offset by a slight decrease in total revenues. The decrease in total expenses is due to a decrease in operating and depreciation expense. The decrease in operating expense is due to a decrease in common area expenses at Factory Merchants Mall. The decrease in common area expense is due to the decrease in contract grounds projects. The decrease in total revenues and remaining expenses is primarily due to the Partnership owning one investment property at March 31, 2000 as compared to two investment properties at March 31, 1999 (Eastgate Mall was sold on June 16, 1999). Excluding the operations of Eastgate Mall, the Partnership had an increase in total revenues and a decrease in total expenses, primarily due to a decrease in operating expense as discussed above. The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income. The increase in rental income is primarily due to an increase in percentage rent and a decrease in bad debt expense. This was partially offset by the decrease in occupancy discussed above. The decrease in other income is related to decreased late charges and a decrease in cash held in interest bearing accounts.

Included in general and administrative expenses for the three months ended March 31, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,351,000 as compared to approximately $3,356,000 at March 31, 1999. For the three months ended March 31, 2000, cash and cash equivalents increased approximately $181,000 from the Partnership's year ended December 31, 1999. This increase in cash and cash equivalents is due to approximately $265,000 of cash provided by operating activities which was partially offset by approximately $50,000 of cash used in financing activities and approximately $34,000 of cash used in investing activities. Cash used in financing activities consists of payments of principal made on the mortgage encumbering Factory Merchants Mall. The cash used in investing activities consists of net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

Factory Merchants Mall

During the three months ended March 31, 2000, no capital improvements were made at Factory Merchants Mall. As the property is currently being marketed for sale, capital improvements will be made only as needed.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,814,000 matures in October 2006. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. Although the property is currently being marketed for sale, there is no guarantee when, or if, a buyer and the Partnership agree to terms that are mutually acceptable to complete a sale transaction. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

There were no cash distributions for the three months ended March 31, 2000 and 1999. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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