Form 10QSB
period 2000-06-30
ANGELES INCOME PROPERTIES LTD IV
filed 2000-08-11
CIK 763049

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

                    For the quarterly period ended June 30, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $   427
   Receivables and deposits, net of $293 allowance
      for doubtful accounts                                                      351
   Restricted escrows                                                            730
   Other assets                                                                  415
   Investment property:
      Land                                                    $  2,414
      Buildings and related personal property                   18,113
                                                                20,527

      Less accumulated depreciation                            (12,876)        7,651

                                                                             $ 9,574

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                           $   28
   Tenant security deposit liabilities                                            16
   Accrued property taxes                                                        239
   Other liabilities                                                             198
   Mortgage note payable                                                      14,749
Partners' Deficit

   General partner                                             $  (129)
   Limited partners (131,585 units issued and
      outstanding)                                              (5,527)       (5,656)

                                                                             $ 9,574

            See Accompanying Notes to Consolidated Financial Statements

b)

                         ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                           2000        1999        2000         1999
Revenues:
  Rental income                            $  810       $ 894     $ 1,741     $ 1,966
  Other income                                 20          62          42         117
  Gain on sale of property                     --       3,565          --       3,565
     Total revenues                           830       4,521       1,783       5,648

Expenses:
  Operating                                   362         409         759         847
  General and administrative                   33          42          80          87
  Depreciation                                237         262         474         531
  Interest                                    355         372         726         748
  Property taxes                               38          51          78         111
  Bad debt expense                             54         120          69         256
     Total expenses                         1,079       1,256       2,186       2,580

Net (loss) income                         $ (249)     $ 3,265     $ (403)     $ 3,068

Net (loss) income allocated to
  general partner                              (5)      1,330          (8)      1,326
Net (loss) income allocated to
  limited partners                           (244)      1,935        (395)      1,742

                                          $ (249)     $ 3,265     $  (403)    $ 3,068
Net (loss) income per limited
  partnership unit                        $ (1.85)    $ 14.71     $ (3.00)    $ 13.24

Distributions per limited partnership
  unit                                    $  7.08       $  --      $ 7.08        $ --

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. IV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         131,800         $   1      $65,900    $65,901

Partners' deficit at
   December 31, 1999                   131,585        $ (102)     $(4,201)   $(4,303)

Distributions to partners                   --           (19)        (931)      (950)

Net loss for the six months
   ended June 30, 2000                      --            (8)        (395)      (403)

Partners' deficit at
   June 30, 2000                       131,585        $ (129)     $(5,527)   $(5,656)

            See Accompanying Notes to Consolidated Financial Statements

d)

                         ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                   Six Months Ended
                                                                        June 30,

                                                                   2000        1999
Cash flows from operating activities:
  Net (loss) income                                               $ (403)     $ 3,068
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
     Gain on sale of property                                          --      (3,565)
     Depreciation                                                     474         531
     Amortization of loan costs and leasing commissions                59          62
     Bad debt expense                                                  69         256
     Change in accounts:
      Receivables and deposits                                        166         (40)
      Other assets                                                     (3)         69
      Accounts payable                                                 (7)          5
      Tenant security deposit liabilities                              10          (2)
      Accrued property taxes                                           78         (64)
      Other liabilities                                               (31)       (417)
         Net cash provided by (used in) operating
            activities                                                412         (97)

Cash flows from investing activities:

  Lease commissions paid                                               --         (27)
  Property improvements and replacements                               (9)         --
  Net deposits to restricted escrows                                  (81)        (49)
  Net proceeds from sale of investment property                        --       4,588
         Net cash (used in) provided by investing activities          (90)      4,512

Cash flows from financing activities:

  Payments on mortgage note payable                                  (115)        (92)
  Distribution to partners                                           (950)         --
         Net cash used in financing activities                     (1,065)        (92)

Net (decrease) increase in cash and cash equivalents                 (743)      4,323

Cash and cash equivalents at beginning of period                    1,170       3,637
Cash and cash equivalents at end of period                         $  427     $ 7,960

Supplemental disclosure of cash flow information:

  Cash paid for interest                                           $ 709       $ 731

Supplemental disclosure of non-cash transaction:
  Distribution payable to limited partners                         $  --       $ 144

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following amounts were paid to the General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Reimbursement for services of affiliates (included
      in general and administrative expense)                  $ 14       $ 34

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $14,000 and $34,000 for the six months ended June 30, 2000 and 1999, respectively.

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

AIMCO and its affiliates currently own 28,012 limited partnership units in the Partnership representing 21.288% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distribution

During the six months ended June 30, 2000, the Partnership declared a cash distribution from operations of approximately $950,000, of which approximately $931,000 ($7.08 per limited partnership unit) was paid to the limited partners.

Note E - Sale of Investment Property

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

Note F - Segment Reporting

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of one retail shopping center in Tennessee at June 30, 2000. This property leases space to various specialty retail outlets and fast food enterprises at terms ranging from 1 to 9 years. The Partnership's other commercial property was sold on June 16, 1999.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

    Three months ended June 30, 2000        Commercial      Other       Totals

Rental income                                 $ 810          $  --        $ 810
Other income                                       9            11           20
Interest expense                                 355            --          355
Depreciation                                     237            --          237
General and administrative expense                --            33           33
Segment loss                                    (227)          (22)        (249)

     Six months ended June 30, 2000         Commercial      Other       Totals

Rental income                                $ 1,741         $  --      $ 1,741
Other income                                      21            21           42
Interest expense                                 726            --          726
Depreciation                                     474            --          474
General and administrative expense                --            80           80
Segment loss                                    (344)          (59)        (403)
Total assets                                   9,415           159        9,574
Capital expenditures for investment
  property                                         9            --            9

    Three months ended June 30, 1999        Commercial       Other       Totals

Rental income                                 $ 894          $  --        $ 894
Other income                                      33             29          62
Interest expense                                 372             --         372
Depreciation                                     262             --         262
General and administrative expense                --             42          42
Gain on sale of property                       3,565             --       3,565
Segment profit (loss)                          3,278            (13)      3,265

     Six months ended June 30, 1999         Commercial       Other       Totals

Rental income                                $ 1,966         $  --      $ 1,966
Other income                                      58             59         117
Interest expense                                 748             --         748
Depreciation                                     531             --         531
General and administrative expense                --             87          87
Gain on sale of property                       3,565             --       3,565
Segment profit (loss)                          3,096            (28)      3,068
Total assets                                  10,216          7,773      17,989

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one commercial property. The following table sets forth the average occupancy of the property for the six months ended June 30, 2000 and 1999:

                                         Average Occupancy

Property                                 2000        1999

Factory Merchants Mall                    89%         91%
   Pigeon Forge, Tennessee

Results from Operations

The Partnership realized a net loss of approximately $403,000 for the six months ended June 30, 2000 as compared to a net income of approximately $3,068,000 for the comparable period in 1999. The Partnership realized a net loss of approximately $249,000 for the three months ended June 30, 2000, as compared to net income of approximately $3,265,000 for the comparable period in 1999. The increase in net loss for the three and six months ended June 30, 2000 is primarily due to the gain recognized on the sale of Eastgate Mall of approximately $3,565,000 in June 1999. Excluding Eastgate Mall's operations, total expenses and total revenues decreased at Factory Merchant Mall, the Partnership's remaining investment property, for the three and six months ended June 30, 2000.

Total revenues for Factory Merchant Mall decreased due to a decrease in other income, partially offset by an increase in rental income. Other income decreased due to decreased late charges and a decrease in interest income due to lower cash balances in interest bearing accounts. Rental revenue increased primarily due to an increase in percentage rent, partially offset by a decrease in rent revenue. Total expenses decreased primarily due to a decrease in general and administrative expenses and property tax expense. General and administrative expenses decreased primarily due to a decrease in reimbursements to the General Partner, partially offset by an increase in professional fees related to the administration of the Partnership. The decrease in property tax expense is primarily due to the timing of the receipt of the tax bill which affected the accrual recorded in 1999.

Included in general and administrative expenses for the six months ended June 30, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $427,000 as compared to approximately $7,960,000 at June 30, 1999. For the six months ended June 30, 2000, cash and cash equivalents decreased approximately $743,000 from the Partnership's year ended December 31, 1999. This decrease in cash and cash equivalents is due to approximately $1,065,000 of cash used in financing activities and approximately $90,000 of cash used in investing activities partially offset by approximately $412,000 of cash provided by operating activities. Cash used in financing activities consists of distribution to the partners and, to a lesser extent, payments of principal made on the mortgage encumbering Factory Merchants Mall. The cash used in investing activities consists of net deposits to restricted escrows maintained by the mortgage lender, as well as property improvements and replacements. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property are detailed below.

Factory Merchants Mall

During the six months ended June 30, 2000, the Partnership expended approximately $9,000 for budgeted capital improvements consisting of tenant improvements and roof replacement. These improvements were funded from operating cash flow. Capital improvements budgeted for 2000 are expected to be $138,000, which include, but are not limited to, tenant improvements, parking lot improvements, roof replacement, and signage. As the property is currently being marketed for sale, capital improvements will be made only as needed.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,749,000 matures in October 2006. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. Although the property is currently being marketed for sale, there is no guarantee when, or if, a buyer and the Partnership will agree to terms that are mutually acceptable to complete a sale transaction. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations of approximately $950,000, of which approximately $931,000 ($7.08 per limited partnership unit) was paid to the limited partners. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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