Form 10QSB
period 2000-09-30
ANGELES INCOME PROPERTIES LTD IV
filed 2000-11-13
CIK 763049

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $   250
   Receivables and deposits, net of $104 allowance
      for doubtful accounts                                                      240
   Restricted escrows                                                            793
   Other assets                                                                  404
   Investment property:
      Land                                                    $  2,414
      Buildings and related personal property                   18,173
                                                                20,587
      Less accumulated depreciation                            (13,113)        7,474

                                                                            $  9,161
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $   36
   Tenant security deposit liabilities                                            16
   Accrued property taxes                                                        129
   Other liabilities                                                             220
   Mortgage note payable                                                      14,710
Partners' Deficit
   General partner                                             $  (135)
   Limited partners (131,585 units issued and
      outstanding)                                              (5,815)       (5,950)

                                                                            $  9,161

            See Accompanying Notes to Consolidated Financial Statements

b)

                         ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            2000        1999         2000        1999
Revenues:
  Rental income                             $  824      $  887     $ 2,565      $ 2,853
  Other income                                  19          66          61          183
  Gain on sale of property                      --          --          --        3,565
     Total revenues                            843         953       2,626        6,601

Expenses:
  Operating                                    449         417       1,208        1,264
  General and administrative                    63          75         143          162
  Depreciation                                 237         235         711          766
  Interest                                     376         373       1,102        1,121
  Property taxes                                30          40         108          151
  Bad debt (recovery) expense, net             (18)        (23)         51          233
     Total expenses                          1,137       1,117       3,323        3,697

Net (loss) income                          $  (294)     $ (164)     $ (697)     $ 2,904

Net (loss) income allocated to general
  partner                                   $   (6)       $ (3)      $ (14)     $ 1,323
Net (loss) income allocated to
  limited partners                            (288)       (161)       (683)       1,581

                                           $  (294)     $ (164)     $ (697)     $ 2,904
Net (loss) income per limited
  partnership unit                         $ (2.19)    $ (1.22)    $ (5.19)     $ 12.02

Distributions per limited partnership
  unit                                      $   --     $ 49.90      $ 7.08      $ 49.90

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. IV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         131,800        $    1      $65,900    $65,901

Partners' deficit at
   December 31, 1999                   131,585        $ (102)     $(4,201)   $(4,303)

Distributions to partners                   --           (19)        (931)      (950)

Net loss for the nine months
   ended September 30, 2000                 --           (14)        (683)      (697)

Partners' deficit at
   September 30, 2000                  131,585        $ (135)     $(5,815)   $(5,950)

            See Accompanying Notes to Consolidated Financial Statements

d)

                         ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2000        1999
Cash flows from operating activities:
  Net (loss) income                                               $ (697)     $ 2,904
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Gain on sale of property                                          --      (3,565)
     Depreciation                                                     711         766
     Amortization of loan costs and leasing commissions                86          88
     Bad debt expense                                                  51         233
     Change in accounts:
      Receivables and deposits                                        295          69
      Other assets                                                     40          75
      Accounts payable                                                  1          (7)
      Tenant security deposit liabilities                              10          (1)
      Accrued property taxes                                          (32)        (25)
      Other liabilities                                                (9)       (396)
         Net cash provided by operating activities                    456         141

Cash flows from investing activities:
  Lease commissions paid                                              (59)        (45)
  Property improvements and replacements                              (69)         (8)
  Net deposits to restricted escrows                                 (144)        (97)
  Net proceeds from sale of investment property                        --       4,588
         Net cash (used in) provided by investing activities         (272)      4,438

Cash flows from financing activities:
  Payments on mortgage note payable                                  (154)       (140)
  Distribution to partners                                           (950)     (6,700)
         Net cash used in financing activities                     (1,104)     (6,840)

Net decrease in cash and cash equivalents                            (920)     (2,261)

Cash and cash equivalents at beginning of period                    1,170       3,637
Cash and cash equivalents at end of period                         $  250     $ 1,376

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,082     $ 1,095

Supplemental disclosure of non-cash transaction:
  Distribution payable to general partner                          $   --       $ 144

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following amounts were paid or accrued to the General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Reimbursement for services of affiliates (included
      in general and administrative expense)                  $ 36       $ 54
   Real estate commission                                       --        144

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $36,000 and $54,000 for the nine months ended September 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the nine months ended September 30, 1999, the Partnership declared a distribution of approximately $144,000 payable to the General Partner related to the sale of Eastgate Mall. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. In January 2000, the General Partner determined the limited partners preferred return would not be met and repaid approximately $144,000 to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 28,042 limited partnership units in the Partnership representing 21.319% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distribution

During the nine months ended September 30, 2000, the Partnership declared a cash distribution from operations of approximately $950,000, of which approximately $931,000 ($7.08 per limited partnership unit) was paid to the limited partners.

Subsequent to September 30, 2000, the Partnership declared a distribution from operations of approximately $89,000 of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to the limited partners.

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

Note F - Segment Reporting

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership has one reportable segment: commercial properties. The Partnership's commercial property segment consists of one retail shopping center in Tennessee at September 30, 2000. This property leases space to various specialty retail outlets and fast food enterprises at terms ranging from 1 to 9 years. The Partnership's other commercial property was sold on June 16, 1999.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


  Three Months Ended September 30, 2000     Commercial      Other       Totals

Rental income                                 $  824          $ --        $ 824
Other income                                      16             3           19
Interest expense                                 376            --          376
Depreciation                                     237            --          237
General and administrative expense                --            63           63
Segment loss                                    (234)          (60)        (294)


  Nine Months Ended September 30, 2000      Commercial      Other       Totals

Rental income                                $ 2,565         $ --       $ 2,565
Other income                                      37            24           61
Interest expense                               1,102            --        1,102
Depreciation                                     711            --          711
General and administrative expense                --           143          143
Segment loss                                    (578)         (119)        (697)
Total assets                                   9,048           113        9,161
Capital expenditures for investment
  property                                        69            --           69


  Three Months Ended September 30, 1999     Commercial       Other       Totals

Rental income                                 $  887          $ --        $ 887
Other income                                      11             55          66
Interest expense                                 373             --         373
Depreciation                                     235             --         235
General and administrative expense                --             75          75
Segment loss                                    (144)           (20)       (164)


  Nine Months Ended September 30, 1999      Commercial       Other       Totals

Rental income                                $ 2,853         $ --       $ 2,853
Other income                                      69            114         183
Interest expense                               1,121             --       1,121
Depreciation                                     766             --         766
General and administrative expense                --            162         162
Gain on sale of property                       3,565             --       3,565
Segment profit (loss)                          2,952            (48)      2,904
Total assets                                  10,037          1,089      11,126
Capital expenditures for investment
  property                                         8             --           8


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one commercial property. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2000 and 1999:

                                         Average Occupancy
Property                                 2000        1999

Factory Merchants Mall                    90%         91%
   Pigeon Forge, Tennessee

Results from Operations

The Partnership realized a net loss of approximately $697,000 for the nine months ended September 30, 2000 as compared to a net income of approximately $2,904,000 for the comparable period in 1999. The Partnership realized a net loss of approximately $294,000 for the three months ended September 30, 2000, as compared to a net loss of approximately $164,000 for the comparable period in 1999. The increase in net loss for the nine months ended September 30, 2000 is primarily due to the gain recognized on the sale of Eastgate Mall of approximately $3,565,000 in 1999. Excluding Eastgate Mall's operations, total expenses and total revenues decreased at Factory Merchant Mall, the Partnership's remaining investment property, for the three and nine months ended September 30, 2000.

The decrease in total expenses is primarily due to decreases in operating, bad debt, general and administrative, and property tax expenses. Operating expenses decreased primarily due to a decrease in hazard insurance and management fees, which are based on the collection of cash based on rents partially offset by an increase in contract security at the property. Bad debt expense decreased due to write-offs from tenants that have vacated without paying all of their expenses. General and administrative expenses have decreased primarily due to a decrease in reimbursements to the General Partner. Property tax expense has decreased primarily due to a decrease in the assessed value for Factory Merchants Mall.

Total revenues for Factory Merchants Mall decreased primarily due to a decrease in other income. Other income decreased primarily due to a decrease in the average cash balance held in interest bearing accounts and a decrease in late charges collected. Rental income decreased due to several tenants converting over to a percentage rent on their sales which is less than in previous years due to the competition among retailers in the area.

Included in general and administrative expenses for the nine months ended September 30, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $250,000 as compared to approximately $1,376,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased approximately $920,000 from the Partnership's year ended December 31, 1999. This decrease in cash and cash equivalents is due to approximately $1,104,000 of cash used in financing activities and approximately $272,000 of cash used in investing activities partially offset by approximately $456,000 of cash provided by operating activities. Cash used in financing activities consists of a distribution to the partners and, to a lesser extent, payments of principal made on the mortgage encumbering Factory Merchants Mall. The cash used in investing activities consists of net deposits to restricted escrows maintained by the mortgage lender, as well as property improvements and replacements and lease commissions. The Partnership invests its working capital reserves in a money market account.

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

Factory Merchants Mall

During the nine months ended September 30, 2000, the Partnership expended approximately $69,000 for capital improvements consisting of tenant improvements, curbs, sidewalk and parking lot improvements, and roof replacement. These improvements were funded from operating cash flow and replacement reserves. Capital improvements budgeted for 2000 are expected to be $138,000, which include, but are not limited to, tenant improvements, parking lot improvements, roof replacement, and curbs and sidewalk improvements. As the property is currently being marketed for sale, capital improvements will be made only as needed.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,710,000 matures in October 2006. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. Although the property is currently being marketed for sale, there is no guarantee when, or if, a buyer and the Partnership will agree to terms that are mutually acceptable to complete a sale transaction. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $950,000, of which approximately $931,000 ($7.08 per limited partnership unit) was paid to the limited partners. Subsequent to September 30, 2000, the Partnership declared a distribution from operations of approximately $89,000 of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to the limited partners. During the nine months ended September 30, 1999, the Partnership distributed approximately $6,700,000 (approximately $6,566,000 to the limited partners, $49.90 per limited partnership unit) to the partners. Approximately $2,112,000 (approximately $2,070,000 to the limited partners, $15.73 per limited partnership unit) of the distribution was from operations and approximately $4,588,000 (approximately $4,496,000 to the limited partners, $34.17 per limited partnership unit) was from the sale of Eastgate Mall in June 1999. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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