Form 10KSB
period 2000-12-31
ANGELES INCOME PROPERTIES LTD IV
filed 2001-03-30
CIK 763049

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $3,790,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are provided by an unrelated party.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Factory Merchants Mall    $20,608      $13,342     5-20 yrs    S/L       $ 8,590

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy
 .

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                           Principal                                      Principal
                           Balance At                                      Balance
                          December 31,  Interest    Period    Maturity      Due At
        Property              2000        Rate    Amortized     Date       Maturity
                         (in thousands)                                 (in thousands)
Factory Merchants Mall
  1st mortgage              $14,657       9.75%     25 yrs    10/2006      $12,955

See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for the property is as follows:

                                  Average Annual                   Average
                                   Rental Rates                   Occupancy
                                 (per square foot)
 Property                       2000            1999          2000         1999

 Factory Merchants Mall        $ 9.30          $13.11         90%           90%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other commercial buildings in the area. The General Partner believes that the property is adequately insured. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Capital Improvements

During the year ended December 31, 2000, approximately $90,000 of capital improvements were made at Factory Merchants Mall consisting primarily of tenant improvements, curb, sidewalk and parking lot improvements and roof replacement. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the year 2001. As the property is currently being marketed for sale, capital improvements will be made only as needed.

Schedule of Lease Expirations

The following is a schedule of the commercial lease expirations for the years 2001-2010:

                            Number of                      Annual       % of Gross
  Factory Merchants Mall   Expirations   Square Feet        Rent        Annual Rent
                                                       (in thousands)

         2001                    9          41,000          $581          31.98%
         2002                    5          11,795           187          10.28%
         2003                    8          29,099           210          11.55%
         2004                    5          29,832           460          25.29%
         2005                    2           5,260            90           4.95%
         2006                    1          10,455           166           9.11%
         2007                   --              --            --             --
         2008                   --              --            --             --
         2009                    1           5,435           124           6.85%
         2010                   --              --            --             --

Factory Merchants Mall has no tenants occupying 10% or more of the leasable square footage (See "Notes A and H" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the principle terms of the leases of the available space).

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for the property are as follows:

                                    2000             2000
                                  Billing            Rate
                               (in thousands)

Factory Merchants Mall              $116             1.50%

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2000.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 131,800 Limited Partnership Units aggregating $65,900,000. The Partnership currently has 4,455 holders of record owning an aggregate of 131,585 units. Affiliates of the General Partner owned 28,462 units or 21.63% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99              $6,700 (1)            $49.90
       01/01/00 - 12/31/00               1,039 (2)              7.74

(1) Consists of approximately $2,124,000 of cash from operations and approximately $4,576,000 of proceeds from the sale of Eastgate Mall (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

(2)   Consists of  approximately  $1,039,000 of cash from  operations,  of which
      approximately   $89,000  was  declared  at  December  31,  2000  and  paid subsequent to December 31, 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 28,462 limited partnership units in the Partnership representing 21.63% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership realized net loss of approximately $734,000 for the year ended December 31, 2000 as compared to net income of approximately $2,735,000 for the year ended December 31, 1999. The increase in net loss for the year ended December 31, 2000 is primarily due to the gain recognized on the sale of Eastgate Mall of approximately $3,553,000 in June 1999. Excluding the gain on sale of and results of operations for Eastgate Mall for 1999, the Partnership realized a net loss of approximately $734,000 and $713,000 for the years ended December 31, 2000 and 1999, respectively.

The increase in net loss, excluding the results of operations for Eastgate Mall for 1999, is due to an increase in total expenses, which was partially offset by an increase in total revenues. The increase in total expenses is primarily due to increases in operating and bad debt expenses partially offset by a decrease in general and administrative and property tax expenses. Operating expenses increased primarily due to an increase in merchant association dues and an increase in the cost of security at Factory Merchants at Pigeon Forge. Bad debt expense increased due to tenants vacating without paying all of their common area maintenance expense. General and administrative expenses have decreased primarily due to a decrease in management reimbursements to the General Partner allowed by the Partnership Agreement. Property tax expense decreased primarily due to a decrease in the assessed value for Factory Merchants Mall.

The increase in total revenues, excluding the results of operations for Eastgate Mall for 1999, is primarily due to an increase in rental revenue and, to a lesser extent, an increase in other income. Rental revenue increased due to several tenants converting over to percentage rent on their sales and an increase in tenant recoveries partially offset by decreases in rent revenue based on a fixed rate, common area maintenance, and tax recovery. Other income increased primarily due to an increase in lease cancellation fees partially offset by a decrease in interest income due to a decrease in cash held in interest bearing accounts.

Also included in general and administrative expenses for the year ended December 31, 2000 and 1999, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Capital Resources and Liquidity

At December 31, 2000, the Partnership held cash equivalents of approximately $625,000 compared to approximately $1,170,000 at December 31, 1999. The decrease in cash and cash equivalents was approximately $545,000 from the year ended December 31, 1999. The decrease is due to approximately $1,157,000 of cash used in financing activities partially offset by approximately $559,000 of cash provided by operating activities and approximately $53,000 of cash provided by investing activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments on the mortgage securing the Partnership's remaining property. Cash provided by investing activities consisted primarily of net withdrawals from restricted escrows maintained by the lender partially offset by property improvements and replacements and lease commissions paid. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. As the property is currently being marketed for sale, capital improvements will be made only as needed. In addition, improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,657,000 matures in October 2006. If the property is not sold prior to the mortgage maturity date, the General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

During the year ended December 31, 2000, the Partnership declared and paid a distribution of approximately $950,000 from operations, of which approximately $931,000 ($7.08 per limited partnership unit) is allocable to the limited partners. As of December 31, 2000, the Partnership declared a distribution of approximately $89,000 from operations, of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to limited partners and was paid subsequent to December 31, 2000. During the year ended December 31, 1999, the Partnership distributed approximately $6,700,000 (approximately $6,566,000 to the limited partners, $49.90 per limited partnership unit) to the partners. Approximately $2,124,000 (approximately $2,082,000 to the limited partners, $15.82 per limited partnership unit) of the distribution was from operations and approximately $4,576,000 (approximately $4,484,000 to the limited partners, $34.08 per limited partnership unit) was from proceeds of the sale of Eastgate Mall in June 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 28,462 limited partnership units in the Partnership representing 21.63% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. IV

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. IV


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. IV as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. IV at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                      ANGELES INCOME PROPERTIES, LTD. IV

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $   625
   Receivables and deposits, net of allowance for
      doubtful accounts of $102                                                  357
   Restricted escrows                                                            485
   Other assets                                                                  375
   Investment property (Notes C and G):
      Land                                                    $ 2,414
      Buildings and related personal property                   18,194
                                                                20,608
      Less accumulated depreciation                            (13,342)        7,266
                                                                            $  9,108
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   100
   Tenant security deposit liabilities                                            16
   Accrued property taxes                                                        128
   Distribution payable                                                           89
   Other liabilities                                                             194
   Mortgage note payable (Note C)                                             14,657

Partners' Deficit
   General partner                                             $  (138)
   Limited partners (131,585 units issued and
      outstanding)                                              (5,938)       (6,076)
                                                                             $ 9,108

        See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 3,545      $ 3,724
   Other income                                                  245          247
   Gain on sale of property (Note E)                              --        3,553
      Total revenues                                           3,790        7,524

Expenses:
   Operating                                                   1,771        1,655
   General and administrative                                    178          232
   Depreciation                                                  940        1,004
   Interest                                                    1,469        1,494
   Property taxes                                                108          194
   Bad debt expense net                                           58          210
      Total expenses                                           4,524        4,789

Net (loss) income (Note D)                                   $  (734)     $ 2,735

Net (loss) income allocated to general partner                $  (15)     $ 1,178
Net (loss) income allocated to limited partners                 (719)       1,557
                                                             $  (734)     $ 2,735

Net (loss) income per limited partnership unit               $ (5.46)     $ 11.83

Distributions per limited partnership unit                   $  7.74      $ 49.90

        See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. IV

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions           131,800      $     1      $65,900    $65,901

Partners' (deficit) capital at
   December 31, 1998                     131,585      $(1,146)     $  808     $ (338)

Distributions to partners                     --         (134)     (6,566)    (6,700)

Net income for the year ended
   December 31, 1999                          --        1,178       1,557      2,735

Partners' deficit at
   December 31, 1999                     131,585         (102)     (4,201)    (4,303)

Distributions to partners                     --          (21)     (1,018)    (1,039)

Net loss for the year ended
   December 31, 2000                          --          (15)       (719)      (734)

Partners' deficit at
   December 31, 2000                     131,585      $ (138)     $(5,938)   $(6,076)

        See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
   Net (loss) income                                             $ (734)     $ 2,735
   Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation                                                  940        1,004
      Amortization of loan costs and leasing commissions            111          116
      Gain on sale of property                                       --       (3,553)
      Bad debt expense, net                                          58          210
      Change in accounts:
         Receivables and deposits                                   171          (50)
         Other assets                                                 6           70
         Accounts payable                                            65           28
         Tenants security deposit liabilities                        10           (1)
         Accrued taxes                                              (33)          16
         Other liabilities                                          (35)        (389)
            Net cash provided by operating activities               559          186

Cash flows from investing activities:
   Property improvements and replacements                           (90)         (90)
   Lease commissions paid                                           (21)         (61)
   Net withdrawals from (deposits to) restricted escrows            164         (190)
   Net proceeds from sale of investment property                     --        4,576
            Net cash provided by investing activities                53        4,235

Cash flows from financing activities:
   Payments on mortgage notes payable                              (207)        (188)
   Distributions to partners                                       (950)      (6,700)
            Net cash used in financing activities                (1,157)      (6,888)

Net decrease in cash and cash equivalents                          (545)      (2,467)

Cash and cash equivalents at beginning of the year                1,170        3,637

Cash and cash equivalents at end of the year                     $  625      $ 1,170

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,440      $ 1,459

Supplemental disclosure of non-cash activity:
   A distribution of approximately  $89,000 was declared and accrued at December
   31, 2000. This distribution was paid subsequent to December 31, 2000.

        See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


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

Principles of Consolidation: The consolidated financial statements include the Partnership's majority interest in a joint venture which owns Factory Merchants AIP IV, L.P., and AIP IV Factory GP, LLC. The Partnership has the ability to control the major operating and financial policies of the joint venture. The Partnership may remove the general partner of its 99.5% owned joint venture, therefore, the joint venture is deemed controlled and therefore consolidated by the Partnership. No minority interest has been reflected for the joint venture because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest. Should the losses reverse, the Partnership would be credited with the amount of minority interest losses previously absorbed. All significant interpartnership balances have been eliminated.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership is approximately $16,239,000 at December 31, 2000.

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

Loan Costs: Loan costs of approximately $337,000, less accumulated amortization of approximately $143,000, are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Tenant Security Deposits: The Partnership requires security deposits from certain commercial space lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows: At the time the Partnership refinanced the mortgage encumbering Factory Merchants Mall in October 1996, a portion of the proceeds were used to establish restricted escrows. These escrows are used to fund capital improvements and replacements. At December 31, 2000, these escrows equaled approximately $485,000 which includes interest.

Leases: Commercial building lease terms are generally for one to twenty years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent totaled approximately $449,000 in 2000 and approximately $122,000 in 1999. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the lease. For all other leases, rents are recognized over the terms of the leases as earned. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar commercial retail malls in the area. Concessions are charged against rental income as incurred.

Lease Commissions: Lease commissions of approximately $528,000, which are included in other assets in the accompanying consolidated balance sheet, are amortized on a straight line basis over the terms of the respective leases. Current accumulated amortization is approximately $398,000.

Investment Property: Investment property consists of one commercial retail mall which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of the commercial property that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ending December 31, 2000, or 1999.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $9,000 and $8,000 for the years ended December 31, 2000 and 1999, respectively, were included in operating expense.


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

Note C - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:

                            Principal     Monthly                           Principal
                           Balance At     Payment    Stated                  Balance
                          December 31,   Including  Interest   Maturity      Due At
Property                      2000       Interest     Rate       Date       Maturity
                               (in thousands)                            (in thousands)

Factory Merchants Mall
  1st mortgage               $14,657       $ 137      9.75%    10/2006       $12,955

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2000 are as follows (in thousands):


                                     2001       $   228
                                     2002           251
                                     2003           277
                                     2004           305
                                     2005           336
                                  Thereafter     13,260
                                                $14,657

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (loss) income (in thousands, except per unit data):

                                          2000          1999

Net income (loss) as reported            $  (734)     $ 2,735
Add (deduct):
   Depreciation differences                  100           87
   Gain on sale of property                   --       (2,614)
   Change in prepaid rental                  (21)         (19)
   Accrued expenses                           13          108
   Other                                      (9)        (442)

Federal taxable loss                     $  (651)      $ (145)

Federal taxable loss per
   limited partnership unit              $ (4.85)     $ (1.08)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported              $(6,076)
Land and buildings                          (221)
Accumulated depreciation                   1,545
Syndication                                8,848
Other                                        395

Net assets - tax basis                   $ 4,491

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

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates in 2000 and 1999:

                                                               2000       1999
                                                               (in thousands)
Reimbursement for services of affiliates (included in
  general and administrative expense)                          $ 55       $ 71

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $55,000 and $71,000 for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the twelve months ended December 31, 1999, the Partnership declared and paid a distribution of approximately $144,000 to the General Partner related to the sale of Eastgate Mall. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. This repayment was reflected in receivables and deposits as of December 31, 1999. In January 2000, the General Partner determined the limited partner preferred return would not be met and repaid approximately $144,000 to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 28,462 limited partnership units in the Partnership representing 21.63% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note G - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                         Buildings          Cost
                                                        and Related     Capitalized
                                                          Personal     Subsequent to
        Description           Encumbrance      Land       Property      Acquisition
                             (in thousands)                            (in thousands)
Factory Merchants Mall
  Pigeon Forge, Tennessee       $14,657       $ 2,414     $16,155         $ 2,039


                              Gross Amount At Which
                                     Carried
                              At December 31, 2000
                                 (in thousands)

                                    Buildings
                                   And Related
                                   Personal             Accumulated     Date   Depreciable
       Description         Land    Property    Total    Depreciation  Acquired Life-Years
                                                       (in thousands)
Factory Merchants Mall
  Pigeon Forge, Tennessee $ 2,414   $18,194   $20,608     $13,342     05/22/86    5-20


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)
Investment Property
Balance at beginning of year                    $20,518          $23,591
    Property improvements                            90               90
    Disposal of property                             --           (3,163)
Balance at end of year                          $20,608          $20,518

Accumulated Depreciation
Balance at beginning of year                    $12,402          $13,645
    Additions charged to expense                    940            1,004
    Disposal of property                             --           (2,247)
Balance at end of year                          $13,342          $12,402

The Partnership's remaining property is being marketed for sale.

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $20,387,000 and $20,297,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $11,797,000 and $10,956,000, respectively.

Note H - Operating Leases

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 2000, the Partnership had minimum future rentals under non-cancelable leases with initial or remaining terms in excess of one year as follows (in thousands):

                              2001             $ 1,384
                              2002               1,184
                              2003               1,037
                              2004                 557
                              2005                 353
                           Thereafter              423
                                               $ 4,938

Note I - Ground Lease

Factory Merchants Mall is subject to three ground leases. The aggregate annual lease expense was approximately $176,000 for both years ended December 31, 2000 and 1999. Such amounts are included in the consolidated statements of operations as operating expenses. The terms of two of the leases provide for increases every year, based on the Consumer Price Index. The terms of the third lease provide for increases every five years, based on the Consumer Price Index.

As of December 31, 2000, the aggregate minimum rental payments under the land leases were as follows (in thousands):

                              2001             $   176
                              2002                 176
                              2003                 176
                              2004                 176
                              2005                 176
                           Thereafter            3,915
                                               $ 4,795

Note J - Distributions

During the year ended December 31, 2000, the Partnership declared and paid a distribution of approximately $950,000 from operations, of which approximately $931,000 ($7.08 per limited partnership unit) is allocable to the limited partners. As of December 31, 2000, the Partnership declared a distribution of approximately $89,000 from operations, of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to limited partners and was paid subsequent to December 31, 2000. During the year ended December 31, 1999, the Partnership distributed approximately $6,700,000 (approximately $6,566,000 to the limited partners, $49.90 per limited partnership unit) to the partners. Approximately $2,124,000 (approximately $2,082,000 to the limited partners, $15.82 per limited partnership unit) of the distribution was from operations and approximately $4,576,000 (approximately $4,484,000 to the limited partners, $34.08 per limited partnership unit) was from the sale of Eastgate Mall in June 1999.

Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

            None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II" or the "General Partner"), their ages and the nature of all positions presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1999. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $31,000 and non-audit services (principally tax-related) of approximately $15,000.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC                 12,561             9.54%
  (an affiliate of AIMCO)
Insignia Properties LP                        8,668             6.59%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                        7,233             5.50%
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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates in 2000 and 1999:

                                                                2000       1999
                                                                (in thousands)

Reimbursement for services of affiliates                        $ 55       $ 71

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $55,000 and $71,000 for the years ended December 31, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 28,462 limited partnership units in the Partnership representing 21.63% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the quarter ended December 31, 2000:

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

      10.16 Promissory note - dated August 19, 1996, between Factory Merchants AIP IV, L.P., and Union Capital Investments, LLC.

      10.17       Purchase   and  Sale   Contract   between   Registrant   and
                  Pearce-Woodfield   Development   Co.,   LLC.,  a  Washington
                  limited partnership, dated June 16, 1999.

      16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993