Form 10QSB
period 2001-03-31
ANGELES INCOME PROPERTIES LTD IV
filed 2001-05-14
CIK 763049

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $   415
   Receivables and deposits, net of allowance
      for doubtful accounts of $118                                              191
   Restricted escrows                                                            533
   Other assets                                                                  353
   Investment property:
      Land                                                    $ 2,414
      Buildings and related personal property                   18,194
                                                                20,608
      Less accumulated depreciation                            (13,577)        7,031

                                                                            $ 8,523
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 46
   Tenant security deposit liabilities                                            16
   Accrued property taxes                                                         35
   Other liabilities                                                             226
   Mortgage note payable                                                      14,602

Partners' Deficit
   General partner                                             $ (145)
   Limited partners (131,585 units issued and
      outstanding)                                              (6,257)       (6,402)

                                                                            $ 8,523

            See Accompanying Notes to Consolidated Financial Statements


b)

                         ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                           Three Months Ended
                                                               March 31,
                                                        2001              2000
Revenues:
   Rental income                                       $ 707              $ 930
   Other income                                            10                 22
      Total revenues                                      717                952

Expenses:
   Operating                                              352                397
   General and administrative                              47                 47
   Depreciation                                           235                237
   Interest                                               362                371
   Property taxes                                          31                 40
   Bad debt expense, net                                   16                 14
      Total expenses                                    1,043              1,106

Net loss                                               $ (326)           $ (154)

Net loss allocated to general partner (2%)              $ (7)             $ (3)

Net loss allocated to limited partners (98%)             (319)              (151)

                                                       $ (326)           $ (154)

Net loss per limited partnership unit                 $ (2.42)           $ (1.15)

            See Accompanying Notes to Consolidated Financial Statements


c)

                         ANGELES INCOME PROPERTIES, LTD. IV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         131,800         $ 1        $65,900    $65,901

Partners' deficit at
   December 31, 2000                   131,585        $ (138)     $(5,938)   $(6,076)

Net loss for the three months
   ended March 31, 2001                     --            (7)        (319)      (326)

Partners' deficit at
   March 31, 2001                      131,585        $ (145)     $(6,257)   $(6,402)

            See Accompanying Notes to Consolidated Financial Statements


d)

                         ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                       $ (326)     $ (154)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                   235         237
     Amortization of loan costs and leasing commissions               6          33
     Bad debt expense, net                                           16          14
     Change in accounts:
      Receivables and deposits                                      150         155
      Other assets                                                   16          14
      Accounts payable                                              (54)        (35)
      Accrued property taxes                                        (93)         41
      Other liabilities                                              32         (40)
         Net cash (used in) provided by operating
            activities                                              (18)        265

Cash flows used in investing activities:
  Net deposits to restricted escrows                                (48)        (34)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (55)        (50)
  Distributions to partners                                         (89)         --
         Net cash used in financing activities                     (144)        (50)

Net (decrease) increase in cash and cash equivalents               (210)        181

Cash and cash equivalents at beginning of period                    625       1,170

Cash and cash equivalents at end of period                       $ 415       $1,351

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 357        $ 362

A distribution of approximately $89,000 was declared and accrued at December 31, 2000. This distribution was paid during the three months ended March 31, 2001.

            See Accompanying Notes to Consolidated Financial Statements


e)

                         ANGELES INCOME PROPERTIES, LTD. IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

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

Reclassification

Certain 2000 amounts have been classified to conform with the 2001 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Reimbursement for services of affiliates (included
     in operating and general and administrative
     expenses and investment properties)                      $ 28       $ 17


An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $28,000 and $17,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 28,704 limited partnership units in the Partnership representing 21.81% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distribution

During the three months ended March 31, 2001, the Partnership paid distributions of approximately $89,000 from operations, of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to the limited partners. This distribution was declared and accrued as of December 31, 2000. There were no distributions declared or paid during the three months ended March 31, 2000.

Note D - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.
Note E - Legal Proceedings (continued)

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one commercial property. The following table sets forth the average occupancy of the property for the three months ended March 31, 2001 and 2000:

                                         Average Occupancy
Property                                 2001        2000

Factory Merchants Mall                    89%         88%
  Pigeon Forge, Tennessee

Results from Operations

The Partnership realized a net loss of approximately $326,000 for the three months ended March 31, 2001 as compared to a net loss of approximately $154,000 for the comparable period in 2000. The increase in net loss is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to decreases in rental and other income. Rental income decreased due to decreased rent revenue and percentage rent caused by increased competition in the local market for comparable commercial space. Other income decreased primarily due to decreased common area tenant reimbursements at Factory Merchants Mall and lower interest income due to a decrease in cash held in interest bearing accounts. Total expenses decreased due to a decrease in operating expenses. Operating expenses decreased due to lower merchant association dues as the property experienced a decrease in rental income.

Included in general and administrative expenses for the three months ended March 31, 2001 and 2000, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $415,000 as compared to approximately $1,351,000 at March 31, 2000. For the three months ended March 31, 2001, cash and cash equivalents decreased approximately $210,000 from the Partnership's year ended December 31, 2000. This decrease in cash and cash equivalents is due to approximately $144,000 of cash used in financing activities, approximately $48,000 of cash used in investing activities and approximately $18,000 of cash used in operating activities. Cash used in financing activities consists of payments of principal made on the mortgage encumbering Factory Merchants Mall and payment of a distribution accrued in the prior year. Cash used in investing activities consists of net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Factory Merchants Mall

During the three months ended March 31, 2001, no capital improvements were made at Factory Merchants Mall. As the property is currently being marketed for sale, capital improvements will be made only as needed.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,602,000 matures in October 2006. If the property is not sold prior to the mortgage maturity date, the General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the three months ended March 31, 2001, the Partnership paid distributions of approximately $89,000 from operations, of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to the limited partners. This distribution was declared and accrued as of December 31, 2000. There were no distributions declared or paid during the three months ended March 31, 2000. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 28,704 limited partnership units in the Partnership representing 21.81% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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