Form 10QSB
period 2001-06-30
ANGELES INCOME PROPERTIES LTD IV
filed 2001-08-13
CIK 763049

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

                 For the quarterly period ended June 30, 2001


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
                       (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $   249
   Receivables and deposits, net of allowance for
      doubtful accounts of $169                                                  177
   Restricted escrows                                                            581
   Other assets                                                                  359
   Investment property:
      Land                                                    $ 2,414
      Buildings and related personal property                   18,205
                                                                20,619
      Less accumulated depreciation                            (13,812)        6,807

                                                                            $ 8,173
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $  15
   Tenant security deposit liabilities                                            16
   Accrued property taxes                                                         68
   Other liabilities                                                             216
   Mortgage note payable                                                      14,546
Partners' Deficit
   General partner                                             $ (150)
   Limited partners (131,585 units issued and
      outstanding)                                              (6,538)       (6,688)

                                                                            $ 8,173

         See Accompanying Notes to Consolidated Financial Statements


b)

                      ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                            2001        2000         2001        2000
Revenues:
  Rental income                            $ 820        $ 810      $ 1,527      $ 1,741
  Other income                                 11           20          21           42
     Total revenues                           831          830       1,548        1,783

Expenses:
  Operating                                   363          362         715          759
  General and administrative                   71           33         118           80
  Depreciation                                235          237         470          474
  Interest                                    367          355         729          726
  Property taxes                               30           38          61           78
  Bad debt expense, net                        51           54          67           69
     Total expenses                         1,117        1,079       2,160        2,186

Net loss                                   $ (286)     $ (249)      $ (612)     $ (403)

Net loss allocated to general
  partner (2%)                              $ (6)       $ (5)       $ (12)       $ (8)
Net loss allocated to limited
  partners (98%)                             (280)        (244)       (600)        (395)

                                           $ (286)     $ (249)      $ (612)     $ (403)

Net loss per limited partnership unit     $ (2.13)     $ (1.85)    $ (4.56)     $ (3.00)

Distributions per limited partnership
  unit                                      $ --       $ 7.08        $ --       $ 7.08

         See Accompanying Notes to Consolidated Financial Statements


c)

                      ANGELES INCOME PROPERTIES, LTD. IV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         131,800         $ 1        $65,900    $65,901

Partners' deficit at
   December 31, 2000                   131,585        $ (138)     $(5,938)   $(6,076)

Net loss for the six months
   ended June 30, 2001                      --           (12)        (600)      (612)

Partners' deficit at
   June 30, 2001                       131,585        $ (150)     $(6,538)   $(6,688)

         See Accompanying Notes to Consolidated Financial Statements

d)

                      ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                      Six Months Ended
                                                                          June 30,
                                                                      2001        2000
Cash flows from operating activities:
  Net loss                                                           $ (612)     $ (403)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                        470         474
     Amortization of loan costs and leasing commissions                   37          59
     Bad debt expense, net                                                67          69
     Change in accounts:
      Receivables and deposits                                           113         166
      Other assets                                                       (21)         (3)
      Accounts payable                                                   (85)         (7)
      Tenant security deposit liabilities                                 --          10
      Accrued property taxes                                             (60)         78
      Other liabilities                                                   22         (31)
         Net cash (used in) provided by operating
            activities                                                   (69)        412

Cash flows from investing activities:
  Property improvements and replacements                                 (11)         (9)
  Net deposits to restricted escrows                                     (96)        (81)
         Net cash used in investing activities                          (107)        (90)

Cash flows from financing activities:
  Payments on mortgage note payable                                     (111)       (115)
  Distribution to partners                                               (89)       (950)
         Net cash used in financing activities                          (200)     (1,065)

Net decrease in cash and cash equivalents                               (376)       (743)

Cash and cash equivalents at beginning of period                         625       1,170
Cash and cash equivalents at end of period                            $ 249       $ 427

Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $ 712       $ 709

A distribution of approximately $89,000 was declared and accrued at December 31, 2000. This distribution was paid during the six months ended June 30, 2001.

         See Accompanying Notes to Consolidated Financial Statements

e)

                      ANGELES INCOME PROPERTIES, LTD. IV
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements include the Partnership's majority interest in a joint venture which owns Factory Merchants AIP IV, L.P., and AIP IV Factory GP, LLC. The Partnership has the ability to control the major operating and financial policies of the joint venture. The Partnership may remove the general partner of its 99.5% owned joint venture, therefore, the joint venture is deemed controlled and therefore consolidated by the
Partnership. No minority interest has been reflected for the joint venture because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest. Should the losses reverse, the Partnership would be credited with the amount of minority interest losses previously absorbed. All significant interentity balances have been eliminated.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the General Partner and affiliates during the six months ended June 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Reimbursement for services of affiliates (included
      in general and administrative expense)                  $ 47       $ 14

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $14,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 28,838 limited partnership units in the Partnership representing 21.92% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distribution

During the six months ended June 30, 2001, the Partnership paid distributions of approximately $89,000 from operations, of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to the limited partners. This distribution was declared and accrued as of December 31, 2000. During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations of approximately $950,000, of which approximately $931,000 ($7.08 per limited partnership unit) was paid to the limited partners.

Note D - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one commercial property. The following table sets forth the average occupancy of the property for the six months ended June 30, 2001 and 2000:

                                         Average Occupancy
Property                                 2001        2000

Factory Merchants Mall                    90%         89%
  Pigeon Forge, Tennessee

Results from Operations

The Partnership realized a net loss of approximately $612,000 for the six months ended June 30, 2001 as compared to a net loss of approximately $403,000 for the comparable period in 2000. The Partnership realized a net loss of approximately $286,000 for the three months ended June 30, 2001, as compared to a net loss of approximately $249,000 for the comparable period in 2000. The increase in net loss for the six months ended June 30, 2001 is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to decreases in rental and other incomes. Rental income decreased due to decreased rent revenue and percentage rent caused by increased competition in the local market for comparable commercial space. Other income decreased primarily due to lower interest income due to a decrease in cash held in interest bearing accounts. Total expenses decreased due to a decrease in operating and property tax expenses offset by an increase in general and administrative expense. Operating expense decreased due to a decrease in merchant association dues which are affected by the decrease in rental income at Factory Merchant Mall for the six months ended June 30, 2001. The decrease in property tax expense is due to a lowering of assessed value on the Partnership's remaining property.

The increase in net loss for the three months ended June 30, 2001 is due to an increase in total expenses partially offset by a slight increase in total revenues. Total expenses increased primarily due to an increase in general and administrative expense. Total revenues increased due to an increase in rent income partially offset by a decrease in other income. Rent income increased due to an increase in occupancy at Factory Merchants Mall. Other income decreased primarily due to lower interest income due to a decrease in cash held in interest bearing accounts.

General and administrative expense increased for the three and six months ended June 30, 2001 due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2001 and 2000, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $249,000 as compared to approximately $427,000 at June 30, 2000. For the six months ended June 30, 2001, cash and cash equivalents decreased approximately $376,000 from the Partnership's year ended December 31, 2000. This decrease in cash and cash equivalents is due to approximately $200,000 of cash used in financing activities, approximately $107,000 of cash used in investing activities and approximately $69,000 of cash used in operating activities. Cash used in financing activities consists of payments of principal made on the mortgage encumbering Factory Merchants Mall and payment of a distribution accrued in the prior year. The cash used in investing activities consists of net deposits to restricted escrows maintained by the mortgage lender, as well as property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Factory Merchants Mall

During the six months ended June 30, 2001, the Partnership completed approximately $11,000 of capital improvements consisting of parking area improvements and tenant improvements. These improvements were funded from operating cash flow.

The Partnership and ARC II have entered into a contract with an unrelated third party to sell their ownership in the joint venture that indirectly owns Factory Merchants Mall. The purchaser's feasibility period under the contract ended on August 10, 2001 with the closing expected no sooner than 10 days thereafter. The Partnership is to receive $49,750 for its 99.5% ownership and ARC II is to receive $250 for its 0.5% ownership of the joint venture. For a period of one year after the transaction is completed, should the lender declare a default under the mortgage debt encumbering the Factory Merchants Mall property as a result of this transfer or prior act or omission of the lower tier partnership which owns the Factory Merchants Mall property, the purchaser has the right to transfer the ownership interest back to the Partnership and ARC II with the cash being paid back to the purchaser. Assuming that the aforementioned recission right does not occur, the Partnership will then be terminated.

During the six months ended June 30, 2001, the Partnership paid distributions of approximately $89,000 from operations, of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to the limited partners. This distribution was declared and accrued as of December 31, 2000. During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations of approximately $950,000, of which approximately $931,000 ($7.08 per limited partnership unit) was paid to the limited partners. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 28,838 limited partnership units in the Partnership representing 21.92% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            None.

      b)    Reports on Form 8-K:

            None filed during the quarter ended June 30, 2001.

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