Form 10QSB
period 2001-09-30
ANGELES INCOME PROPERTIES LTD IV
filed 2001-11-14
CIK 763049

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

              For the quarterly period ended September 30, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                      ANGELES INCOME PROPERTIES, LTD. IV
           CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                (in thousands)

                               September 30, 2001



Assets
  Cash and cash equivalents                                       $ 185
  Receivables and deposits                                           174
  Restricted escrow                                                  675
  Other assets                                                        22
  Investment property                                             11,840
                                                                  12,896
Liabilities
  Accounts payable                                                   107
  Tenant security deposit liabilities                                 10
  Accrued property taxes                                              87
  Other liabilities                                                  186
  Mortgage payable                                                12,509
  Estimated costs during the period of liquidation                   124
                                                                  13,023

Net liabilities in liquidation                                    $ (127)

         See Accompanying Notes to Consolidated Financial Statements

b)

                      ANGELES INCOME PROPERTIES, LTD. IV
            STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                (in thousands)
               Period From August 23 through September 30, 2001




     Net liabilities in liquidation at August 22, 2001                  $ (127)

     Changes in net liabilities in liquidation attributed to:
        Decrease in cash and cash equivalents                             (165)
        Increase in receivables and deposits                                50
        Increase in restricted escrows                                      61
        Increase in accounts payable                                       (86)
        Decrease in other liabilities                                      100
        Decrease in mortgage note payable                                   28
        Decrease in estimated costs during the period of
          liquidation                                                       12

     Net liabilities in liquidation at September 30, 2001               $ (127)

         See Accompanying Notes to Consolidated Financial Statements

c)

                      ANGELES INCOME PROPERTIES, LTD. IV
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 August 22, 2001


Assets
   Cash and cash equivalents                                                 $   350
   Receivables and deposits, net of allowance for
      doubtful accounts of $169                                                  124
   Restricted escrows                                                            614
   Other assets                                                                  366
   Investment property:
      Land                                                    $ 2,414
      Buildings and related personal property                   18,205
                                                                20,619
      Less accumulated depreciation                            (13,969)        6,650

                                                                            $ 8,104
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 21
   Tenant security deposit liabilities                                            10
   Accrued property taxes                                                         87
   Other liabilities                                                             287
   Mortgage note payable                                                      14,507
Partners' Deficit
   General partner                                             $ (158)
   Limited partners (131,585 units issued and
      outstanding)                                              (6,650)       (6,808)

                                                                            $ 8,104


         See Accompanying Notes to Consolidated Financial Statements


d)

                      ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                          Period From                          Period From
                        July 1 through Three Months Ended  January 1 through Nine Months Ended
                          August 22,      September 30,       August 22,       September 30,
                             2001             2000               2001              2000
Revenues:
  Rental income              $ 504             $ 824             $ 2,031           $ 2,565
  Other income                  48                19                 69                61
     Total revenues            552               843              2,100             2,626

Expenses:
  Operating                    241               449                956             1,208
  General and                   19                63                137               143
    administrative
  Depreciation                 157               237                627               711
  Interest                     230               376                959             1,102
  Property taxes                20                30                 81               108
  Bad debt (recovery)
    expense, net                --               (18)                67                51
     Total expenses            667             1,137              2,827             3,323

Net loss                    $ (115)          $ (294)            $ (727)           $ (697)

Net loss allocated to
  general partner (2%)       $ (2)            $ (6)              $ (15)            $ (14)
Net loss allocated to
  limited partners (98%)      (113)             (288)              (712)             (683)

                            $ (115)          $ (294)            $ (727)           $ (697)

Net loss per limited       $ (0.86)          $ (2.19)           $ (5.41)          $ (5.19)
  partnership unit
Distributions per limited
  partnership unit            $ --             $ --               $ --             $ 7.08


         See Accompanying Notes to Consolidated Financial Statements

e)

                      ANGELES INCOME PROPERTIES, LTD. IV
   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT/NET LIABILITIES IN
                                   LIQUIDATION
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         131,800         $ 1        $65,900    $65,901

Partners' deficit at
   December 31, 2000                   131,585        $ (138)     $(5,938)   $(6,076)

Distributions to partners                   --            (5)          --         (5)

Net loss for the period ended
   August 22, 2001                          --           (15)        (712)      (727)

Partners' deficit at
   August 22, 2001                     131,585        $ (158)     $(6,650)    (6,808)

Adjustment to liquidation basis
   (Note C)                                                                    6,681

Net liabilities in liquidation
   at August 22, 2001                                                         $ (127)


         See Accompanying Notes to Consolidated Financial Statements


f)
                      ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                   Period From
                                                      January 1 through  Nine Months Ended
                                                         August 22,        September 30,
                                                            2001                2000
Cash flows from operating activities:
  Net loss                                                 $ (727)             $ (697)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                              627                711
     Amortization of loan costs and leasing
      commissions                                               41                 86
     Bad debt expense, net                                      67                 51
     Change in accounts:
      Receivables and deposits                                 166                295
      Other assets                                             (32)                40
      Accounts payable                                         (79)                 1
      Tenant security deposit liabilities                       (6)                10
      Accrued property taxes                                   (41)               (32)
      Other liabilities                                         43                 (9)
         Net cash provided by operating activities              59                456

Cash flows from investing activities:
  Lease commission paid                                         --                (59)
  Property improvements and replacements                       (11)               (69)
  Net deposits to restricted escrows                          (129)              (144)
  Deposit on sale of investment in joint venture                50                 --
         Net cash used in investing activities                 (90)              (272)

Cash flows from financing activities:
  Payments on mortgage note payable                           (150)              (154)
  Distribution to partners                                     (94)              (950)
         Net cash used in financing activities                (244)            (1,104)

Net decrease in cash and cash equivalents                     (275)              (920)

Cash and cash equivalents at beginning of period               625              1,170
Cash and cash equivalents at end of period                   $ 350              $ 250

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 949             $ 1,082

A distribution of approximately $89,000 was declared and accrued at December 31, 2000. This distribution was paid during the period ended August 22, 2001.

         See Accompanying Notes to Consolidated Financial Statements


g)
                      ANGELES INCOME PROPERTIES, LTD. IV
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

As of August 22, 2001, Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its joint venture interest in its sole investment property. Upon passing the one-year right of rescission under the sale of the Partnership's joint venture interest entered into on August 22, 2001, the Partnership is expected to terminate.

The Partnership and ARC II have entered into a contract with an unrelated third party to sell their ownership in the joint venture that indirectly owns Factory Merchants Mall. The contract closed on August 22, 2001. The Partnership received $49,750 for its 99.5% ownership and Angeles Realty Corporation ("ARC II") received $250 for its 0.5% ownership of the joint venture. For a period of one year after the transaction, should the lender declare a default under the mortgage debt encumbering the Factory Merchants Mall property as a result of this transfer or prior act or omission of the lower tier partnership which owns the Factory Merchants Mall property, the purchaser has the right to transfer the ownership interest back to the Partnership and ARC II with the cash being paid back to the purchaser. Assuming that the aforementioned recission right does not occur, the Partnership will then be terminated.

This sale transaction will be complete upon the elapse of the right of recission. Until that time, the purchaser can transfer the ownership interest back to the Partnership and ARC II. Therefore, the consolidated statement of net liabilities in liquidation will include the operations of the joint venture property. The funds received by the Partnership for its joint venture interest are currently being considered as a deposit from the purchaser in advance of the sales transaction completion and are included in other liabilities on the accompanying statement of net liabilities in liquidation.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at August 22, 2001, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership and estimated operations of the joint venture property. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of ARC II (or the "General Partner") as of the date of the consolidated financial statements.

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2001 is approximately $124,000 of cost, net of income, that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by August 22, 2002. If the mortgage encumbering the joint venture property is refinanced during the one year right of rescission period without the current mortgage being called due as the result of the change in ownership of the joint venture, the liquidation period will be shorter than currently projected.

Principles of Consolidation

The consolidated financial statements include a joint venture which owns Factory Merchants AIP IV, L.P., and AIP IV Factory GP, LLC., which the Partnership held a majority interest in until its sale on August 22, 2001. Due to the nature of the right of rescission, the statement of net liabilities in liquidation includes amounts for the joint venture property. All significant interentity balances have been eliminated. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the General Partner and affiliates during the nine months ended September 30, 2001 and 2000, respectively:

                                                              2001       2000
                                                              (in thousands)
   Reimbursement for services of affiliates (included
      in general and administrative expense)                  $ 65       $ 36

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $65,000 and $36,000 for the nine months ended September 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 28,838 limited partnership units in the Partnership representing 21.92% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Adjustment to Liquidation Basis of Accounting

At August 22, 2001, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount. The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of approximately $6,681,000 which is included in the Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation. The adjustments are summarized as follows:

                                                                  Increase in
                                                                   Net Assets
                                                                 (in thousands)
 Adjustment from book value of property and
   improvements to estimated net realizable value                   $ 5,190
 Adjustment of mortgage note payable to estimated
   settlement amount                                                  1,970
 Adjustment of other assets and liabilities, net                       (479)
 Net increase in net assets                                         $ 6,681

Note D - Distribution

During the period ended August 22, 2001, the Partnership paid distributions of approximately $89,000 from operations, of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to the limited partners. This distribution was declared and accrued as of December 31, 2000. During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $950,000, of which approximately $931,000 ($7.08 per limited partnership unit) was paid to the limited partners. In conjunction with the transfer of funds from the majority-owned joint venture to the Partnership during the period ended August 22, 2001, approximately $5,000 was distributed to the general partner of the majority-owned joint venture.

Note E - Segment Reporting

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

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment property consists of one commercial property. The following table sets forth the average occupancy of the property for the period ended August 22, 2001 and the nine months ended September 30, 2000, respectively:

                                         Average Occupancy
Property                                 2001        2000

Factory Merchants Mall                    86%         90%
  Pigeon Forge, Tennessee

As of August 22, 2001, Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its joint venture interest in its sole investment property. Upon passing the one-year right of rescission under the sale of the Partnership's joint venture interest entered into on August 22, 2001, the Partnership is expected to terminate.

The Partnership and ARC II have entered into a contract with an unrelated third party to sell their ownership in the joint venture that indirectly owns Factory Merchants Mall. The contract closed on August 22, 2001. The Partnership received $49,750 for its 99.5% ownership and Angeles Realty Corporation ("ARC II") received $250 for its 0.5% ownership of the joint venture. For a period of one year after the transaction, should the lender declare a default under the mortgage debt encumbering the Factory Merchants Mall property as a result of this transfer or prior act or omission of the lower tier partnership which owns the Factory Merchants Mall property, the purchaser has the right to transfer the ownership interest back to the Partnership and ARC II with the cash being paid back to the purchaser. Assuming that the aforementioned recission right does not occur, the Partnership will then be terminated.

This sale transaction will be complete upon the elapse of the right of recission. Until that time, the purchaser can transfer the ownership interest back to the Partnership and ARC II. Therefore, the consolidated statement of net liabilities in liquidation will include the operations of the joint venture property. The funds received by the Partnership for its joint venture interest are currently being considered as a deposit from the purchaser in advance of the sales transaction completion and are included in other liabilities on the accompanying statement of net liabilities in liquidation.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at August 22, 2001, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership and estimated operations of the joint venture property. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of ARC II (or the "General Partner") as of the date of the consolidated financial statements.

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2001 is approximately $124,000 of cost, net of income, that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by August 22, 2002. If the mortgage encumbering the joint venture property is refinanced during the one year right of rescission period without the current mortgage being called due as the result of the change in ownership of the joint venture, the liquidation period will be shorter than currently projected.

Results from Operations

The Partnership realized a net loss of approximately $727,000 for the period ending August 22, 2001 as compared to a net loss of approximately $697,000 for the nine months ended September 30, 2000. The increase in net loss for the period ending August 22, 2001 as compared to the nine months ended September 30, 2000 is due to a decrease in total revenues partially offset by a decrease in total expenses. The majority of the increase in net loss is attributable to reporting less than nine months of activity for 2001, resulting from the adoption of liquidation basis on August 22, 2001. Excluding the effect of the difference in time periods being reported, total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreased rent revenue and percentage rent caused by increased competition in the local market for comparable commercial space. Other income increased primarily due to an increase in lease cancellation fees partially offset by a decrease in interest income due a decrease in cash held in interest bearing accounts.

Excluding the effect of the difference in time periods being reported, total expenses decreased due to a decrease in operating and property tax expenses partially offset by an increase in bad debt expense. The decrease in operating expense is due lower merchant association dues, which are affected by the decrease in rental income at Factory Merchant Mall. The decrease in property tax expense is due to a lowering of assessed value on the Partnership's remaining property through August 22, 2001. Bad debt expense increased due to an increase in past due account receivables.

Included in general and administrative expenses for the period ended August 22, 2001 and the nine months ended September 30, 2000, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At August 22, 2001, the Partnership had cash and cash equivalents of approximately $350,000 as compared to approximately $250,000 at September 30, 2000. For the period ended August 22, 2001, cash and cash equivalents decreased approximately $275,000 from the Partnership's year ended December 31, 2000. This decrease in cash and cash equivalents is due to approximately $90,000 of cash used in investing activities and approximately $244,000 of cash used in financing activities partially offset by approximately $59,000 of cash provided by operating activities. The cash used in investing activities consists of net deposits to restricted escrows maintained by the mortgage lender and, to a lesser extent, property improvements and replacements offset by the deposit received from the sale of joint venture interest. Cash used in financing activities consists of payments of principal made on the mortgage encumbering Factory Merchants Mall and payment of a distribution accrued in the prior year. The Partnership invests its working capital reserves in interest bearing accounts.

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

Factory Merchants Mall

During the period ended August 22, 2001, the Partnership completed approximately $11,000 of capital improvements consisting of parking area improvements and tenant improvements. These improvements were funded from operating cash flow.

During the period ended August 22, 2001, the Partnership paid distributions of approximately $89,000 from operations, of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to the limited partners. This distribution was declared and accrued as of December 31, 2000. During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $950,000, of which approximately $931,000 ($7.08 per limited partnership unit) was paid to the limited partners. In conjunction with the transfer of funds from the majority-owned joint venture to the Partnership during the period ended August 22, 2001, approximately $5,000 was distributed to the general partner of the majority-owned joint venture. The attached statement of net assets in liquidation includes cash of both the Partnership and the joint venture property. However, the cash of the joint venture property is currently not available to the Partnership. Once the right of rescission expires and when the Partnership terminates, any cash available after payment of Partnership termination costs will be distributed to the partners. However, based on current estimates, there will be no cash available to distribute at that time.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 28,838 limited partnership units in the Partnership representing 21.92% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            None.

      b)    Reports on Form 8-K:

            Current Report on Form 8-K dated August 23, 2001 and filed August 28, 2001, disclosing the sale of the Partnership's and ARC II's ownership in the joint venture that indirectly owns Factory Merchants Mall.

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