Form 10KSB
period 2001-12-31
ANGELES INCOME PROPERTIES LTD IV
filed 2002-04-01
CIK 763049

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  N/A

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on June 29, 1984. The Partnership's general partner is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management  Company  ("AIMCO"),  a publicly traded real estate investment trust.
Thus, the General Partner is now wholly-owned by AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

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

As of August 22, 2001, the Partnership adopted the liquidation basis of accounting due to the sale of its joint venture interest in its sole investment property. Upon passing the one-year right of rescission under the sale of the Partnership's joint venture interest entered into on August 22, 2001, the Partnership plans to terminate.

The Partnership and ARC II have entered into a contract with an unrelated third party to sell their ownership in the joint venture that indirectly owns Factory Merchants Mall. The contract closed on August 22, 2001. The Partnership received $49,750 for its 99.5% ownership and ARC II received $250 for its 0.5% ownership of the joint venture. For a period of one year after the transaction, should the lender declare a default under the mortgage debt encumbering the Factory Merchants Mall property as a result of this transfer or prior act or omission of the lower tier partnership which owns the Factory Merchants Mall property, the purchaser has the right to transfer the ownership interest back to the Partnership and ARC II with the cash being paid back to the purchaser. Assuming that the aforementioned rescission right does not occur, the Partnership will then be terminated.

This sale transaction will be complete upon the elapse of the right of rescission. Until that time, the purchaser can transfer the ownership interest back to the Partnership and ARC II. Therefore, the consolidated statement of net liabilities in liquidation will include the operations of the joint venture property. The funds received by the Partnership for its joint venture interest are currently being considered a deposit from the purchaser in advance of the sales transaction being completed and are included in other liabilities on the accompanying statement of net liabilities in liquidation.

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

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes inpatterns or needs of users. In addition, there are risks inherent in owning and operating commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:


                                 Date of
Property                        Purchase       Type of Ownership     Use

Factory Merchants Mall          05/22/86    Fee ownership subject    Commercial
  Pigeon Forge, Tennessee                   to a first mortgage (1)  200,000 sq. ft.

(1) Owned by a limited partnership of which the Registrant was the sole limited partner. See "Note A" for further discussion regarding the limited partnership.

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Factory Merchants Mall    $11,840        (1)       5-20 yrs    S/L        $ --

(1) As a result of the adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

See "Note B" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy
..

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                             Principal
                             Balance At
                            December 31,  Interest    Period    Maturity
         Property             2001 (1)      Rate    Amortized     Date
                           (in thousands)
Factory Merchants Mall
  1st mortgage                $14,408       9.75%     25 yrs    10/2006
Adjustment to settlement
  amount                       (1,851)
Estimated settlement
  amount                      $12,557

(1) See "Item 6" for discussion of liabilities being presented at estimated settlement amounts as a result of adopting the liquidation basis of accounting.

See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for the property is as follows:

                                  Average Annual                   Average
                                   Rental Rates                   Occupancy
                                 (per square foot)
 Property                       2001            2000          2001         2000

 Factory Merchants Mall        $ 8.23          $ 9.30         88%           90%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other commercial buildings in the area. The General Partner believes that the property is adequately insured. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Capital Improvements

Factory Merchants Mall

During the year ended December 31, 2001, the Partnership completed approximately $11,000 of capital improvements consisting of parking area improvements and tenant improvements. These improvements were funded from operating cash flow.

Schedule of Lease Expirations

The following is a schedule of the commercial lease expirations for the years 2002-2011:


                            Number of                      Annual       % of Gross
  Factory Merchants Mall   Expirations   Square Feet        Rent        Annual Rent
                                                       (in thousands)

         2002                    6          22,343          $229          14.23%
         2003                    7          28,514           358          22.29%
         2004                    9          45,158           685          42.58%
         2005                    1           2,500            43           2.68%
         2006                    1          10,455           173          10.78%
         2007 - 2008            --              --            --             --
         2009                    1           5,435           120           7.44%
         2010 - 2011            --              --            --             --

Factory Merchants Mall has no tenants occupying 10% or more of the leasable square footage (See "Notes B and H" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the principle terms of the leases of the available space).

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for the property are as follows:

                                    2001             2001
                                  Billing            Rate
                               (in thousands)

Factory Merchants Mall              $138             1.57%

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 131,800 Limited Partnership Units aggregating $65,900,000. The Partnership currently has 4,428 holders of record owning an aggregate of 131,535 units. Affiliates of the General Partner owned 28,945 units or 22.01% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00              $1,039 (1)            $ 7.74
       01/01/01 - 12/31/01                  5 (2)                 --

(1) Consists of approximately $1,039,000 of cash from operations, of which approximately $89,000 was declared at December 31, 2000 and paid in 2001.

(2) In conjunction with the transfer of funds from the majority-owned joint venture to the Partnership during the year ended December 31, 2001, approximately $5,000 was distributed to the general partner of the majority-owned joint venture.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 28,945 limited partnership units in the Partnership representing 22.01% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

As of August 22, 2001, the Partnership adopted the liquidation basis of accounting due to the sale of its joint venture interest in its sole investment property. Upon passing the one-year right of rescission under the sale of the Partnership's joint venture interest entered into on August 22, 2001, the Partnership is expected to terminate.

The Partnership and ARC II have entered into a contract with an unrelated third party to sell their ownership in the joint venture that indirectly owns Factory Merchants Mall. The contract closed on August 22, 2001. The Partnership received $49,750 for its 99.5% ownership and ARC II received $250 for its 0.5% ownership of the joint venture. For a period of one year after the transaction, should the lender declare a default under the mortgage debt encumbering the Factory Merchants Mall property as a result of this transfer or prior act or omission of the lower tier partnership which owns the Factory Merchants Mall property, the purchaser has the right to transfer the ownership interest back to the Partnership and ARC II with the cash being paid back to the purchaser. Assuming that the aforementioned rescission right does not occur, the Partnership will then be terminated.

This sale transaction will be complete upon the elapse of the right of rescission. Until that time, the purchaser can transfer the ownership interest back to the Partnership and ARC II. Therefore, the consolidated statement of net liabilities in liquidation will include the operations of the joint venture property. The funds received by the Partnership for its joint venture interest are currently being considered a deposit from the purchaser in advance of the sales transaction being completed and are included in other liabilities on the accompanying statement of net liabilities in liquidation.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at August 22, 2001, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership and estimated operations of the joint venture property. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

Included in the statement of net liabilities in liquidation as of December 31, 2001 is approximately $124,000 of cost that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by August 22, 2002. If the mortgage encumbering the joint venture property is refinanced during the one year right of rescission period without the current mortgage being called due as the result of the change in ownership of the joint venture, the liquidation period will be shorter than currently projected.

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

During the year ended December 31, 2000, the Partnership declared a distribution of approximately $89,000 from operations, of which approximately $87,000 ($0.66 per limited partnership unit) was allocable to limited partners and was paid in 2001. During the year ended December 31, 2000, the Partnership declared and paid a distribution of approximately $950,000 from operations, of which approximately $931,000 ($7.08 per limited partnership unit) is allocable to the limited partners. In conjunction with the transfer of funds from the majority-owned joint venture to the Partnership during the year ended December 31, 2001, approximately $5,000 was distributed to the general partner of the majority-owned joint venture.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 28,945 limited partnership units in the Partnership representing 22.01% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. IV

LIST OF FINANCIAL STATEMENTS


     Report of Ernst & Young LLP, Independent Auditors

     Consolidated  Statement of Net  Liabilities  in  Liquidation - December 31,
     2001

     Consolidated Statement of Changes in Net Liabilities in Liquidation - Period from August 23, 2001 to December 31, 2001.

     Consolidated Statements of Operations - Period from January 1, 2001 to August 22, 2001 and year ended December 31, 2000

     Consolidated Statements of Changes in Partners' Deficit/Net Liabilities in Liquidation - Period from January 1, 2001 to August 22, 2001 and year ended December 31, 2000

     Consolidated Statements of Cash Flows - Period from January 1, 2001 to August 22, 2001 and year ended December 31, 2000

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. IV


We have audited the accompanying consolidated statement of net liabilities in liquidation of Angeles Income Properties, Ltd. IV as of December 31, 2001 and the related consolidated statement of changes in net liabilities in liquidation for the period from August 23, 2001 to December 31, 2001. We have also audited the consolidated statements of operations, changes in partners' deficit/net liabilities in liquidation, and cash flows for the period from January 1, 2001 to August 22, 2001. In addition, we have audited the consolidated statements of operations, changes in partners' deficit and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note A, effective August 22, 2001, the General Partner approved a plan to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of August 22, 2001 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Angeles Income Properties, Ltd. IV at December 31, 2001, the consolidated changes in net liabilities in liquidation for the period from August 23, 2001 to December 31, 2001, the consolidated results of its operations and its cash flows for the period from January 1, 2001 to August 22, 2001 and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 25, 2002

                         ANGELES INCOME PROPERTIES, LTD. IV

              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (in thousands)

                                December 31, 2001



Assets
  Cash and cash equivalents                                       $  112
  Receivables and deposits                                           257
  Restricted escrows                                                 607
  Other assets                                                        19
  Investment property                                             11,840
                                                                  12,835
Liabilities
  Accounts payable                                                    87
  Tenant security deposit liabilities                                 10
  Accrued property taxes                                              98
  Other liabilities                                                   89
  Mortgage payable                                                12,557
  Estimated costs during the period of liquidation                   124
                                                                  12,965

Net liabilities in liquidation                                    $ (130)

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV
       CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (in thousands)
                Period From August 23, 2001 to December 31, 2001




     Net liabilities in liquidation at August 22, 2001                  $ (127)

     Changes in net liabilities in liquidation attributed to:
        Decrease in cash and cash equivalents                             (238)
        Increase in receivables and deposits                               133
        Decrease in restricted escrows                                      (7)
        Decrease in other assets                                            (3)
        Increase in accounts payable                                       (66)
        Increase in accrued property taxes                                 (11)
        Decrease in other liabilities                                      197
        Increase in mortgage note payable                                  (20)
        Decrease in estimated costs during the period of
          liquidation                                                       12

     Net liabilities in liquidation at December 31, 2001                $ (130)

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                            Period From
                                                            January 1,2001   Year Ended
                                                             to August 22,   December 31,
                                                                2001           2000
Revenues:
   Rental income                                              $ 2,031        $ 3,545
   Other income                                                    69            245
      Total revenues                                            2,100          3,790

Expenses:
   Operating                                                      956          1,771
   General and administrative                                     137            178
   Depreciation                                                   627            940
   Interest                                                       959          1,469
   Property taxes                                                  81            108
   Bad debt expense net                                            67             58
      Total expenses                                            2,827          4,524

Net loss (Note E)                                              $ (727)       $ (734)

Net loss allocated to general partner (2%)                     $ (15)         $ (15)
Net loss allocated to limited partners (98%)                     (712)          (719)
                                                               $ (727)       $ (734)

Net loss per limited partnership unit                         $ (5.41)       $ (5.46)

Distributions per limited partnership unit                      $ --         $ 7.74

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT/NET LIABILITIES IN
                                   LIQUIDATION
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions           131,800        $ 1       $65,900    $65,901

Partners' deficit at
   December 31, 1999                     131,585      $ (102)     $(4,201)   $(4,303)

Distributions to partners                     --          (21)     (1,018)    (1,039)

Net loss for the year ended
   December 31, 2000                          --          (15)       (719)      (734)

Partners' deficit at
   December 31, 2000                     131,585         (138)     (5,938)    (6,076)

Distributions to partners                     --           (5)         --         (5)

Net loss for the period ended
   August 22, 2001                            --          (15)       (712)      (727)

Partners' deficit at
   August 22, 2001                       131,585      $ (158)     $(6,650)   $(6,808)

Adjustment to liquidation basis
   (Note C)                                                                     6,681
Net liabilities in liquidation at
   August 22, 2001                                                            $ (127)

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Period From
                                                              January 1,2001  Year Ended
                                                               to August 22,  December 31,
                                                                  2001          2000
Cash flows from operating activities:
   Net loss                                                      $ (727)      $ (734)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                                  627           940
      Amortization of loan costs and leasing commissions             41           111
      Bad debt expense, net                                          67            58
      Change in accounts:
         Receivables and deposits                                   166           171
         Other assets                                               (32)            6
         Accounts payable                                           (79)           65
         Tenants security deposit liabilities                        (6)           10
         Accrued property taxes                                     (41)          (33)
         Other liabilities                                           43           (35)
            Net cash provided by operating activities                59           559

Cash flows from investing activities:
   Property improvements and replacements                           (11)          (90)
   Lease commissions paid                                            --           (21)
   Net (deposits to) withdrawals from restricted escrows           (129)          164
   Deposit on sale of investment in joint venture                    50            --
            Net cash (used in) provided by investing
               activities                                           (90)           53

Cash flows from financing activities:
   Payments on mortgage notes payable                              (150)         (207)
   Distributions to partners                                        (96)         (950)
            Net cash used in financing activities                  (244)       (1,157)

Net decrease in cash and cash equivalents                          (275)         (545)

Cash and cash equivalents at beginning of the period                625         1,170

Cash and cash equivalents at end of the period                   $ 350         $ 625

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 949        $ 1,440

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

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Basis of Presentation

As of August 22, 2001, Angeles Income Properties, Ltd. IV (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its joint venture interest in its sole investment property. Upon passing the one-year right of rescission under the sale of the Partnership's joint venture interest entered into on August 22, 2001, the Partnership plans to terminate.

The Partnership and Angeles Realty Corporation II ("ARC II") have entered into a contract with an unrelated third party to sell their ownership in the joint venture that indirectly owns Factory Merchants Mall. The contract closed on August 22, 2001. The Partnership received $49,750 for its 99.5% ownership and ARC II received $250 for its 0.5% ownership of the joint venture. For a period of one year after the transaction, should the lender declare a default under the mortgage debt encumbering the Factory Merchants Mall property as a result of this transfer or prior act or omission of the lower tier partnership which owns the Factory Merchants Mall property, the purchaser has the right to transfer the ownership interest back to the Partnership and ARC II with the cash being paid back to the purchaser. Assuming that the aforementioned rescission right does not occur, the Partnership will then be terminated.

This sale transaction will be complete upon the elapse of the right of rescission. Until that time, the purchaser can transfer the ownership interest back to the Partnership and ARC II. Therefore, the consolidated statement of net liabilities in liquidation will include the operations of the joint venture property. The funds received by the Partnership for its joint venture interest are currently being considered a deposit from the purchaser in advance of the sales transaction being completed and are included in other liabilities on the accompanying statement of net liabilities in liquidation.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at August 22, 2001, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership and estimated operations of the joint venture property. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of ARC II (or the "General Partner") as of the date of the consolidated financial statements.

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 2001 is approximately $124,000 of cost that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by August 22, 2002. If the mortgage encumbering the joint venture property is refinanced during the one year right of rescission period without the current mortgage being called due as the result of the change in ownership of the joint venture, the liquidation period will be shorter than currently projected.

Note B - Organization and Significant Accounting Policies

Organization: The Partnership is a publicly-held limited partnership organized under the Uniform Limited Partnership Laws of California on June 29, 1984. The general partner responsible for management of the Partnership's business is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II"). ARC II was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the General Partner is now wholly-owned by AIMCO. The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date. The Partnership operates a commercial retail center located in Tennessee.

Principles of Consolidation: The consolidated financial statements include a joint venture which owns Factory Merchants AIP IV, L.P., and AIP IV Factory GP, LLC., which the Partnership held a majority interest in until its sale on August 22, 2001. Due to the right of rescission, the consolidated financial statements include amounts for the joint venture property. All significant interentity balances have been eliminated. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Allocation of Profits, Gains, Losses and Distributions: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any brokerage compensation and incentive interest to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the extent of any partners' negative capital balance then to the General Partner and Limited Partners in proportion to their interests in the Partnership.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership's long term debt is being presented at its estimated settlement amount due to the liquidation basis of accounting.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The Partnership invest its cash in a cash concentration account.

Tenant Security Deposits: The Partnership requires security deposits from certain commercial space lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows: At the time the Partnership refinanced the mortgage encumbering Factory Merchants Mall in October 1996, a portion of the proceeds were used to establish restricted escrows. These escrows are used to fund capital improvements and replacements. At December 31, 2001, these escrows equaled approximately $607,000 which includes interest.

Leases: Commercial building lease terms are generally for one to twenty years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent totaled approximately $95,000 for the period from January 1, 2001 to August 22, 2001 and approximately $440,000 for the year ended December 31, 2000. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the lease. For all other leases, rents are recognized over the terms of the leases as earned. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar commercial retail malls in the area. Concessions are charged against rental income as incurred.

Investment Property: As a result of the Partnership adopting the liquidation basis of accounting, the investment property was adjusted to its estimated net realizable value at December 31, 2001.

Depreciation: Depreciation was provided by the straight-line method over the estimated life of the investment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method was used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $20,000 for the period from January 1,2001 to August 22, 2001 and $9,000 for the year ended December 31, 2000 were included in operating expense.

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

Note D - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:

                                Principal       Monthly
                                 Balance At     Payment    Stated
                                December 31,   Including  Interest   Maturity
Property                          2001 (1)     Interest     Rate       Date
                                     (in thousands)

Factory Merchants Mall
  1st mortgage                    $14,408        $ 137      9.75%    10/2006
Adjustment to settlement
  amount                           (1,851)
Estimated settlement
  amount                          $12,557

(1) See "Note A" for discussion of liabilities being presented at estimated settlement amounts as a result of adopting the liquidation basis of accounting.

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2001 are as follows (in thousands):

                                               2002                   $  251
                                               2003                      277
                                               2004                      305
                                               2005                      336
                                               2006                   13,239
                                                                      14,408
                                 Adjustment to settlement
                                  amount                              (1,851)
                                 Estimated settlement amount         $12,557

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The taxable income for the Partnership is approximately $4,575,000 ($34.09 per limited partnership unit) for the year ended December 31, 2001.

The following is a reconciliation of reported net loss and Federal taxable loss for the year ended December 31, 2000 (in thousands, except per unit data):


Net loss as reported                      $ (734)
Add (deduct):
   Depreciation differences                  100
   Gain on sale of property                   --
   Change in prepaid rental                  (21)
   Accrued expenses                           13
   Other                                      (9)

Federal taxable loss                     $ (651)

Federal taxable loss per
   limited partnership unit              $ (4.85)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands) at December 31, 2001:

                                                   2001

Net liabilities in liquidation as reported       $  (130)
Land and buildings                               (11,840)
Estimated costs to liquidate                         124
Syndication                                        8,848
Mortgage note payable                             12,557
Other                                               (587)

Net assets - tax basis                           $ 8,972

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates in 2001 and 2000:

                                                               2001       2000
                                                               (in thousands)

Reimbursement for services of affiliates                       $ 84       $ 55

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $84,000 and $55,000 in 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. In 2001, the Partnership paid AIMCO and its affiliates approximately $21,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 28,945 limited partnership units in the Partnership representing 22.01% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note G - Real Estate and Accumulated Depreciation


                                            Initial Cost
                                           To Partnership
                                           (in thousands)

                                                  Buildings      Cost
                                                 and Related  Capitalized   Adjustment
                                                                                to
                                                  Personal   Subsequent to Liquidation
      Description         Encumbrance     Land    Property    Acquisition     Basis
                              (2)
                         (in thousands)                      (in thousands)
Factory Merchants Mall
  Pigeon          Forge,    $12,557     $ 2,414    $16,155      $ 2,050      $(8,779)
Tennessee


                              Gross Amount At Which
                                     Carried
                              At December 31, 2001
                                 (in thousands)

                                    Buildings
                                   And Related
                                   Personal             Accumulated     Date   Depreciable
       Description         Land    Property    Total    Depreciation  Acquired Life-Years

Factory Merchants Mall
  Pigeon Forge, Tennessee $ 2,414   $ 9,426   $11,840       (1)       05/22/86    5-20

(1) As a result of the adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

(2)   Amount represents estimated settlement amount.

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)
Investment Property
Balance at beginning of year                    $ 20,608         $20,518
    Property improvements                             11              90
    Adjustment to liquidation basis               (8,779)             --
Balance at end of year                          $ 11,840         $20,608

Accumulated Depreciation
Balance at beginning of year                    $ 13,342         $12,402
    Additions charged to expense                     627             940
    Adjustment to liquidation basis              (13,969)             --
Balance at end of year                            $ --           $13,342

There was no aggregate cost for the real estate or accumulated depreciation for Federal income tax purposes at December 31, 2001 as the transaction discussed in "Note A" was treated as a sale for tax purposes.

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000, is approximately $20,387,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000, is approximately $11,797,000.

Note H - Operating Leases

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 2001, the Partnership had minimum future rentals under non-cancelable leases with initial or remaining terms in excess of one year as follows (in thousands):
                              2002             $ 1,502
                              2003               1,237
                              2004                 586
                              2005                 346
                              2006                 162
                           Thereafter              271
                                               $ 4,104

Note I - Ground Lease

Factory Merchants Mall is subject to three ground leases. The aggregate annual lease expense was approximately $120,000 for the period from January 1, 2001 to August 22, 2001 and approximately $176,000 for the year ended December 31, 2000. Such amounts are included in the consolidated statements of operations as operating expenses. The terms of two of the leases provide for increases every year, based on the Consumer Price Index. The terms of the third lease provide for increases every five years, based on the Consumer Price Index.

As of December 31, 2001, the aggregate minimum rental payments under the land leases were as follows (in thousands):

                              2002              $ 176
                              2003                 176
                              2004                 176
                              2005                 176
                              2006                 176
                           Thereafter            3,739
                                               $ 4,619

Note J - Distributions

During the year ended December 31, 2001, the Partnership paid distributions of approximately $89,000 from operations, of which approximately $87,000 ($0.66 per limited partnership unit) is allocable to the limited partners. This distribution was declared and accrued as of December 31, 2000. During the year ended December 31, 2000, the Partnership declared and paid a cash distribution from operations of approximately $950,000, of which approximately $931,000 ($7.08 per limited partnership unit) was paid to the limited partners. In conjunction with the transfer of funds from the majority-owned joint venture to the Partnership during the year ended December 31, 2001, approximately $5,000 was distributed to the general partner of the majority-owned joint venture.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II" or the "General Partner"), their ages and the nature of all positions presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the Unites States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $33,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage

Cooper River Properties, LLC                 12,561             9.54%
  (an affiliate of AIMCO)
Insignia Properties LP                        8,668             6.59%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                        7,716             5.88%
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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates in 2001 and 2000:

                                                               2001       2000
                                                               (in thousands)

Reimbursement for services of affiliates                       $ 84       $ 55

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $84,000 and $55,000 in 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. In 2001, the Partnership paid AIMCO and its affiliates approximately $21,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 28,945 limited partnership units in the Partnership representing 22.01% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the quarter ended December 31, 2001:

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

               10.16Promissory  note - dated  August 19, 1996,  between  Factory
                    Merchants AIP IV, L.P., and Union Capital Investments, LLC.

               10.17Purchase   and  Sale   Contract   between   Registrant   and
                    Pearce-Woodfield Development Co., LLC., a Washington limited partnership, dated June 16, 1999.

      10.18 Purchase and Sale Contract between Registrant and Angeles Realty Corporation II, a California corporation, and The Cadle Company, an Ohio Corporation, dated August 23, 2001.

               16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993