Form 10QSB
period 2002-03-31
ANGELES INCOME PROPERTIES LTD IV
filed 2002-05-14
CIK 763049

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

                For the quarterly period ended March 31, 2002


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
                                (in thousands)

                                 March 31, 2002



Assets
  Cash and cash equivalents                                        $ 78
  Receivables and deposits (net of allowance for
   uncollectible accounts of $134)                                   120
  Restricted escrows                                                 655
  Other assets                                                        12
  Investment property                                             11,840
                                                                  12,705
Liabilities
  Accounts payable                                                   103
  Tenant security deposit liabilities                                 10
  Accrued property taxes                                              77
  Other liabilities                                                   96
  Mortgage note payable                                           12,436
  Estimated costs during the period of liquidation                   107
                                                                  12,829

Net liabilities in liquidation                                    $ (124)


         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. IV
     CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                (in thousands)
                        Three Months ended March 31, 2002




     Net liabilities in liquidation at December 31, 2001                $ (130)

     Changes in net liabilities in liquidation attributed to:
        Decrease in cash and cash equivalents                              (34)
        Decrease in receivables and deposits                              (137)
        Increase in restricted escrows                                      48
        Decrease in other assets                                            (7)
        Increase in accounts payable                                       (16)
        Decrease in accrued property taxes                                  21
        Increase in other liabilities                                       (7)
        Decrease in mortgage note payable                                  121
        Decrease in estimated costs during the period of
          liquidation                                                       17

     Net liabilities in liquidation at March 31, 2002                   $ (124)

         See Accompanying Notes to Consolidated Financial Statements

b)

                      ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                                      2001
           Revenues:
              Rental income                                          $ 707
              Other income                                              10
                 Total revenues                                        717

           Expenses:
              Operating                                                352
              General and administrative                                47
              Depreciation                                             235
              Interest                                                 362
              Property taxes                                            31
              Bad debt expense, net                                     16
                 Total expenses                                      1,043

           Net loss                                                 $ (326)

           Net loss allocated to general partner (2%)                 $ (7)

           Net loss allocated to limited partners (98%)               (319)

                                                                    $ (326)

           Net loss per limited partnership unit                   $ (2.42)


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

         See Accompanying Notes to Consolidated Financial Statements

c)

                      ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                                     2001
Cash flows from operating activities:
  Net loss                                                          $ (326)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                      235
     Amortization of loan costs and leasing commissions                  6
     Bad debt expense, net                                              16
     Change in accounts:
      Receivables and deposits                                         150
      Other assets                                                      16
      Accounts payable                                                 (54)
      Accrued property taxes                                           (93)
      Other liabilities                                                 32
         Net cash used in operating activities                         (18)

Cash flows used in investing activities:
  Net deposits to restricted escrows                                   (48)

Cash flows from financing activities:
  Payments on mortgage note payable                                    (55)
  Distributions to partners                                            (89)
         Net cash used in financing activities                        (144)

Net decrease in cash and cash equivalents                             (210)

Cash and cash equivalents at beginning of period                       625

Cash and cash equivalents at end of period                          $ 415

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 357

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

Included in liabilities in the statement of net liabilities in liquidation as of March 31, 2002 is approximately $107,000 of cost that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2002. If the mortgage encumbering the joint venture property is refinanced during the one year right of rescission period without the current mortgage being called due as the result of the change in ownership of the joint venture, the liquidation period will be shorter than currently projected.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,000, net of a refund for prior year payments, and $28,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expense in 2001.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. There were no such fees for the three months ended March 31, 2002. During the three months ended March 31, 2001, the Partnership was charged by AIMCO and its affiliates approximately $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment property consists of one commercial property. The following table sets forth the average occupancy of the property for the three months ended March 31, 2002 and 2001:

                                         Average Occupancy
Property                                 2002        2001

Factory Merchants Mall                    87%         89%
  Pigeon Forge, Tennessee

Results from Operations

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

During the three months ended March 31, 2002, net liabilities in liquidation decreased by approximately $6,000 from the year ended December 31, 2001. This decrease is primarily due to a decrease in cash and cash equivalents and receivables and deposits which was partially offset by a decrease in the mortgage note payable.

Included in liabilities in the statement of net liabilities in liquidation as of March 31, 2002 is approximately $107,000 of cost that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by August 22, 2002. If the mortgage encumbering the joint venture property is refinanced during the one year right of rescission period without the current mortgage being called due as the result of the change in ownership of the joint venture, the liquidation period will be shorter than currently projected.

Factory Merchants Mall

During the three months ended March 31, 2002, the investment property completed approximately $35,000 of capital improvements consisting of tenant improvements. These improvements were funded from the property's operating cash flow.

The Partnership made no distributions during the three months ended March 31, 2002 and 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 28,945 limited partnership units in the Partnership representing 22.01% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 14, 2002