Form 10QSB
period 2002-06-30
ANGELES INCOME PROPERTIES LTD IV
filed 2002-08-14
CIK 763049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                         ANGELES INCOME PROPERTIES, LTD. IV

              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)

                                  June 30, 2002



Assets
  Cash and cash equivalents                                       $ 746
  Receivables and deposits (net of allowance for
   uncollectible accounts of $36)                                    119
  Restricted escrows                                                 639
  Other assets                                                         5
  Investment property                                             11,840
                                                                  13,349
Liabilities
  Accounts payable                                                   175
  Tenant security deposit liabilities                                 10
  Accrued property taxes                                              51
  Other liabilities                                                  590
  Mortgage note payable                                           12,551
  Estimated costs during the period of liquidation                    98
                                                                  13,475

Net liabilities in liquidation                                    $ (126)

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV
        CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)
                         Six Months ended June 30, 2002









     Net liabilities in liquidation at December 31, 2001                $ (130)

     Changes in net liabilities in liquidation attributed to:
        Increase in cash and cash equivalents                              634
        Decrease in receivables and deposits                              (138)
        Increase in restricted escrows                                      32
        Decrease in other assets                                           (14)
        Increase in accounts payable                                       (88)
        Decrease in accrued property taxes                                  47
        Increase in other liabilities                                     (501)
        Decrease in mortgage note payable                                    6
        Decrease in estimated costs during the period of
          liquidation                                                       26

     Net liabilities in liquidation at June 30, 2002                    $ (126)

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)




                                                Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                                       2001                2001
Revenues:
   Rental income                                       $ 820              $ 1,527
   Other income                                            11                  21
      Total revenues                                      831               1,548

Expenses:
   Operating                                              363                 715
   General and administrative                              71                 118
   Depreciation                                           235                 470
   Interest                                               367                 729
   Property taxes                                          30                  61
   Bad debt expense, net                                   51                  67
      Total expenses                                    1,117               2,160

Net loss                                              $ (286)             $ (612)

Net loss allocated to general partner (2%)             $ (6)               $ (12)

Net loss allocated to limited partners (98%)             (280)               (600)

                                                      $ (286)             $ (612)

Net loss per limited partnership unit                 $ (2.13)            $ (4.56)


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


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. IV
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                                      2001
Cash flows from operating activities:
  Net loss                                                          $ (612)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                      470
     Amortization of loan costs and leasing commissions                 37
     Bad debt expense, net                                              67
     Change in accounts:
      Receivables and deposits                                         113
      Other assets                                                     (21)
      Accounts payable                                                 (85)
      Accrued property taxes                                           (60)
      Other liabilities                                                 22
         Net cash used in operating activities                         (69)

Cash flows from investing activities:
  Property improvements and replacements                               (11)
  Net deposits to restricted escrows                                   (96)
         Net cash used in investing activities                        (107)

Cash flows from financing activities:
  Payments on mortgage note payable                                   (111)
  Distributions to partners                                            (89)
         Net cash used in financing activities                        (200)

Net decrease in cash and cash equivalents                             (376)

Cash and cash equivalents at beginning of period                       625

Cash and cash equivalents at end of period                          $ 249

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 712

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

Included in liabilities in the statement of net liabilities in liquidation as of June 30, 2002 is approximately $98,000 of cost that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,000, net of a refund for prior year payments, and $47,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expense in 2001.

During 2001, the Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2001, the Partnership was charged by AIMCO and its affiliates approximately $21,000 for insurance coverage and fees associated with policy claims administration. There were no such fees for the six months ended June 30, 2002.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment property consists of one commercial property. The following table sets forth the average occupancy of the property for the six months ended June 30, 2002 and 2001:

                                         Average Occupancy
Property                                 2002        2001

Factory Merchants Mall                    86%         90%
  Pigeon Forge, Tennessee

The Partnership attributes the decrease in occupancy at Factory Merchants Mall to a loss of several tenants due to bankruptcy.

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

During the six months ended June 30, 2002, net liabilities in liquidation decreased by approximately $4,000 from the year ended December 31, 2001. This decrease is primarily due to an increase in other liabilities and accounts payable and a decrease in receivables and deposits which was partially offset by an increase in cash and cash equivalents and restricted escrows.

Included in liabilities in the statement of net liabilities in liquidation as of June 30, 2002 is approximately $98,000 of cost that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2002.

Factory Merchants Mall

During the three months ended June 30, 2002, the investment property completed approximately $40,000 of capital improvements consisting of tenant improvements. These improvements were funded from the property's operating cash flow.

The Partnership declared no distributions during the six months ended June 30, 2002 and 2001.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 28,945 limited partnership units in the Partnership representing 22.01% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as it sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            3.1 Amended Certificate and Agreement of the Limited Partnership filed in Amendment Number 2 to Form S-11 dated April 25, 1985 which is incorporated herein by reference.

            99 Certification of the Chief Executive Officer and Chief Financial Officer.

      b)    Reports on Form 8-K:

            None filed during the quarter ended June 30, 2002.

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



                                    ANGELES INCOME PROPERTIES, LTD. IV


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. IV (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.