Form 10QSB/A
period 2002-09-30
ANGELES INCOME PROPERTIES LTD IV
filed 2002-11-22
CIK 763049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

This document amends the Form 10-QSB for the quarter ended September 30, 2002 to properly state the Partnership's cash status during its liquidation.


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

Other liabilities in the consolidated statement of net liabilities in liquidation as of September 30, 2002 includes legal, audit and other administrative changes that the Managing General Partner estimates will be incurred to liquidate the Partnership. The Partnership may not have sufficient cash reserves to pay all costs attendant to its liquidation.

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

Other liabilities in the consolidated statement of net liabilities in liquidation as of September 30, 2002 includes legal, audit and other administrative changes that the Managing General Partner estimates will be incurred to liquidate the Partnership. The Partnership may not have sufficient cash reserves to pay all costs attendant to its liquidation.

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


                                    Date: November 22, 2002

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


Date: November 13, 2002

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

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


Date: November 13, 2002

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Angeles  Realty  Corporation  II,
                                    equivalent of the chief financial officer of
                                    the Partnership

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


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                                   /s/Patrick J. Foye
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.